Form 10-Q
period 2023-03-31
LCI INDUSTRIES
filed 2023-05-09
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (April 28, 2023) was 25,298,420 shares of common stock.

LCI INDUSTRIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2023	2022
(In thousands, except per share amounts)

Net sales	$973,310	$1,644,568
Cost of sales	787,239	1,180,325
Gross profit	186,071	464,243
Selling, general and administrative expenses	166,028	194,542
Operating profit	20,043	269,701
Interest expense, net	10,394	6,252
Income before income taxes	9,649	263,449
Provision for income taxes	2,390	67,268
Net income	$7,259	$196,181

Net income per common share:
Basic	$0.29	$7.75
Diluted	$0.29	$7.71

Weighted average common shares outstanding:
Basic	25,228	25,329
Diluted	25,293	25,461

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2023	2022
(In thousands)

Net income	$7,259	$196,181
Other comprehensive income (loss):
Net foreign currency translation adjustment	2,000	(2,882)
Total comprehensive income	$9,259	$193,299

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2023	2022
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$23,465	$47,499
Accounts receivable, net of allowances of $7,645 and $5,904 at March 31, 2023 and December 31, 2022, respectively	340,305	214,262
Inventories, net	909,385	1,029,705
Prepaid expenses and other current assets	91,624	99,310
Total current assets	1,364,779	1,390,776
Fixed assets, net	480,904	482,185
Goodwill	566,178	567,063
Other intangible assets, net	491,415	503,320
Operating lease right-of-use assets	248,575	247,007
Other long-term assets	57,516	56,561
Total assets	$3,209,367	$3,246,912

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term indebtedness	$25,450	$23,086
Accounts payable, trade	169,883	143,529
Current portion of operating lease obligations	35,516	35,447
Accrued expenses and other current liabilities	205,182	219,238
Total current liabilities	436,031	421,300
Long-term indebtedness	1,055,625	1,095,888
Operating lease obligations	224,451	222,478
Deferred taxes	31,405	30,580
Other long-term liabilities	102,344	95,658
Total liabilities	1,849,856	1,865,904
Stockholders' equity
Common stock, par value $.01 per share	286	285
Paid-in capital	231,294	234,956
Retained earnings	1,201,443	1,221,279
Accumulated other comprehensive income	8,704	6,704
Stockholders' equity before treasury stock	1,441,727	1,463,224
Treasury stock, at cost	(82,216)	(82,216)
Total stockholders' equity	1,359,511	1,381,008
Total liabilities and stockholders' equity	$3,209,367	$3,246,912

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$7,259	$196,181
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	32,499	31,812
Stock-based compensation expense	4,695	6,517
Other non-cash items	877	1,771
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(123,072)	(240,404)
Inventories, net	131,708	(31,278)
Prepaid expenses and other assets	5,577	20,495
Accounts payable, trade	25,822	57,808
Accrued expenses and other liabilities	(10,689)	92,024
Net cash flows provided by operating activities	74,676	134,926
Cash flows from investing activities:
Capital expenditures	(17,159)	(42,037)
Acquisitions of businesses	(6,250)	(50,089)
Other investing activities	1,960	(219)
Net cash flows used in investing activities	(21,449)	(92,345)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(8,888)	(10,569)
Proceeds from revolving credit facility	165,300	372,400
Repayments under revolving credit facility	(201,385)	(330,600)
Repayments under shelf loan, term loan, and other borrowings	(5,276)	(55,642)
Payment of dividends	(26,563)	(22,870)
Payment of contingent consideration and holdbacks related to acquisitions	—	(2,031)
Other financing activities	(12)	(4)
Net cash flows used in financing activities	(76,824)	(49,316)
Effect of exchange rate changes on cash and cash equivalents	(437)	(712)
Net decrease in cash and cash equivalents	(24,034)	(7,447)
Cash and cash equivalents at beginning of period	47,499	62,896
Cash and cash equivalents cash at end of period	$23,465	$55,449
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,052	$3,943
Cash paid during the period for income taxes, net of refunds	$390	$192
Purchase of property and equipment in accrued expenses	$2,304	$2,400

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2021	$284	$220,459	$930,795	$(501)	$(58,162)	$1,092,875
Net income	—	—	196,181	—	—	196,181
Issuance of 138,208 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(10,570)	—	—	—	(10,569)
Stock-based compensation expense	—	6,517	—	—	—	6,517
Other comprehensive loss	—	—	—	(2,882)	—	(2,882)
Cash dividends ($0.90 per share)	—	—	(22,870)	—	—	(22,870)
Dividend equivalents on stock-based awards	—	392	(392)	—	—	—
Balance - March 31, 2022	$285	$216,798	$1,103,714	$(3,383)	$(58,162)	$1,259,252

Balance - December 31, 2022	$285	$234,956	$1,221,279	$6,704	$(82,216)	$1,381,008
Net income	—	—	7,259	—	—	7,259
Issuance of 119,091 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(8,889)	—	—	—	(8,888)
Stock-based compensation expense	—	4,695	—	—	—	4,695
Other comprehensive gain	—	—	—	2,000	—	2,000
Cash dividends ($1.05 per share)	—	—	(26,563)	—	—	(26,563)
Dividend equivalents on stock-based awards	—	532	(532)	—	—	—
Balance - March 31, 2023	$286	$231,294	$1,201,443	$8,704	$(82,216)	$1,359,511

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries ("LCII" and collectively with its subsidiaries, the "Company," "we," "us," or "our"). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI," or "Lippert"), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers ("OEMs") in the recreation and transportation product markets, consisting primarily of recreational vehicles ("RVs") and adjacent industries including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. At March 31, 2023, the Company operated over 120 manufacturing and distribution facilities located throughout North America and Europe.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Risks and Uncertainties

Negative conditions in the general economy in the United States or abroad, including conditions resulting from financial and credit market fluctuations, increased inflation and interest rates, changes in economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, including heightened tensions between China and Taiwan, the occurrence of a natural disaster or global public health crisis, such as the COVID-19 pandemic, or armed conflicts, such as the conflict between Russia and Ukraine, could negatively impact the Company’s business, liquidity, financial condition and results of operations.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2022 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

There are no recent accounting pronouncements that have been issued and not yet adopted that are expected to have a material impact on our Condensed Consolidated Financial Statements.

3.    EARNINGS PER SHARE

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2023	2022
Weighted average shares outstanding for basic earnings per share	25,228	25,329
Common stock equivalents pertaining to stock-based awards	65	132
Weighted average shares outstanding for diluted earnings per share	25,293	25,461

Equity instruments excluded from diluted net earnings per share calculation as the effect would have been antidilutive	160	111
For the Company's 1.125 percent convertible senior notes due 2026 (the "Convertible Notes") issued in May 2021, the dilutive effect is calculated using the if-converted method. The Company is required, pursuant to the indenture governing the Convertible Notes, dated May 13, 2021, by and between the Company and U.S. Bank National Association, as trustee (the "Indenture"), to settle the principal amount of the Convertible Notes in cash and may elect to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company's common stock, or a combination thereof. Under the if-converted method, the Company includes the number of shares required to satisfy the conversion obligation, assuming all the Convertible Notes are converted. Because the average closing price of the Company's common stock for the three months ended March 31, 2023, which is used as the basis for determining the dilutive effect on earnings per share, was less than the conversion price of $165.65, all associated shares were antidilutive.

In conjunction with the issuance of the Convertible Notes, the Company, in privately negotiated transactions with certain commercial banks (the "Counterparties"), sold warrants to purchase 2.8 million shares of the Company's common stock (the "Warrants"). The Warrants have a strike price of $259.84 per share, subject to customary anti-dilution adjustments. For calculating the dilutive effect of the Warrants, the Company uses the treasury stock method. With this method, the Company assumes exercise of the Warrants at the beginning of the period, or at time of issuance if later, and issuance of shares of common stock upon exercise. Proceeds from the exercise of the Warrants are assumed to be used to repurchase shares of the Company's common stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be received upon the exercise of the Warrants less the number of shares repurchased, are included in diluted shares. For the three months ended March 31, 2023, the average share price was below the Warrant strike price of $259.84 per share, and therefore 2.8 million shares were considered antidilutive.

In connection with the issuance of the Convertible Notes, the Company entered into privately negotiated call option contracts on the Company's common stock (the "Convertible Note Hedge Transactions") with the Counterparties. The Company paid an aggregate amount of $100.1 million to the Counterparties pursuant to the Convertible Note Hedge Transactions. The

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

4.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions Completed During the Three Months Ended March 31, 2023

During the three months ended March 31, 2023, the Company completed an acquisition for $6.3 million of cash purchase consideration, plus holdback payments of $0.5 million to be paid over the two years following the acquisition. The purchase price allocation resulted in $4.2 million of goodwill (tax deductible). As this acquisition is not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.

Acquisitions with Measurement Period Adjustments During the Three Months Ended March 31, 2023
Way
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
During the three months ended March 31, 2023, the Company adjusted the preliminary purchase price allocation reported in the Company's December 31, 2022 Annual Report on Form 10-K to account for updates to net working capital balances. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date. The purchase price allocation is subject to further adjustment for net working capital and the fair value of intangible assets as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).
Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2022	$399,736	$167,327	$567,063
Acquisitions – 2023	3,345	836	4,181
Measurement period adjustments	(7,125)	(289)	(7,414)
Foreign currency translation	1,941	407	2,348
Net balance – March 31, 2023	$397,897	$168,281	$566,178
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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2023:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$521,288	$173,070	$348,218	6	to	20
Patents	121,674	65,254	56,420	3	to	20
Trade names (finite life)	98,206	22,705	75,501	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	11,484	8,164	3,320	3	to	6
Other	609	253	356	2	to	12
Other intangible assets	$760,861	$269,446	$491,415
Other intangible assets consisted of the following at December 31, 2022:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$520,273	$163,562	$356,711	6	to	20
Patents	121,167	62,841	58,326	3	to	20
Trade names (finite life)	97,810	21,380	76,430	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	11,584	7,698	3,886	3	to	6
Other	609	242	367	2	to	12
Other intangible assets	$759,043	$255,723	$503,320

5.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or net realizable value. Cost includes material, labor, and overhead. Inventories consisted of the following at:

	March 31,	December 31,
(In thousands)	2023	2022
Raw materials	$529,497	$600,601
Work in process	46,951	44,850
Finished goods	332,937	384,254
Inventories, net	$909,385	$1,029,705
At March 31, 2023 and December 31, 2022, the Company had recorded inventory obsolescence reserves of $55.8 million and $55.9 million, respectively.

6.    FIXED ASSETS

Fixed assets consisted of the following at:

	March 31,	December 31,
(In thousands)	2023	2022
Fixed assets, at cost	$959,897	$945,255
Less accumulated depreciation and amortization	478,993	463,070
Fixed assets, net	$480,904	$482,185

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31,	December 31,
(In thousands)	2023	2022
Employee compensation and benefits	$57,148	$77,804
Deferred acquisition payments and contingent consideration*	34,086	34,013
Current portion of accrued warranty	40,358	35,148
Other	73,590	72,273
Accrued expenses and other current liabilities	$205,182	$219,238
* Includes current portion of contingent consideration (Note 10) and deferred acquisition payments (Note 4).
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

(In thousands)	2023	2022
Balance at beginning of period	$54,528	$52,114
Provision for warranty expense	20,827	15,441
Warranty costs paid	(15,227)	(8,770)
Balance at end of period	60,128	58,785
Less long-term portion	(19,770)	(20,530)
Current portion of accrued warranty at end of period	$40,358	$38,255

8.    LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following:

	March 31,	December 31,
(In thousands)	2023	2022
Convertible Notes	$460,000	$460,000
Term Loan	370,000	375,000
Revolving Credit Loan	255,569	289,067
Other	3,838	3,959
Unamortized deferred financing fees	(8,332)	(9,052)
	1,081,075	1,118,974
Less current portion	(25,450)	(23,086)
Long-term indebtedness	$1,055,625	$1,095,888

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Borrowings under the Credit Agreement in U.S. dollars are designated from time to time by the Company as (i) base rate loans which bear interest at a base rate plus additional interest ranging from 0.0 percent to 0.625 percent (0.125 percent was applicable at March 31, 2023) depending on the Company’s total net leverage ratio or (ii) term benchmark loans which bear interest at LIBOR (or a relevant benchmark replacement rate) for an interest period selected by the Company plus additional interest ranging from 0.875 percent to 1.625 percent (1.125 percent was applicable at March 31, 2023) depending on the Company’s total net leverage ratio. Foreign currency borrowings, other than Pounds Sterling, have the same additional interest margins applicable to term benchmark loans based on the Company's total net leverage ratio. At March 31, 2023, the Company had $4.6 million in issued, but undrawn, standby letters of credit under the LC Facility. Availability under the Company’s revolving credit facility, giving effect to certain limitations related to compliance with the maximum net leverage ratio covenant, was $318.2 million at March 31, 2023. A commitment fee ranging from 0.150 percent to 0.225 percent (0.175 percent was applicable at March 31, 2023) depending on the Company's total net leverage ratio accrues on the actual daily amount that the revolving commitment exceeds the revolving credit exposure.

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

As of March 31, 2023, the conversion rate of the Convertible Notes was 6.1297 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes. The conversion rate of the Convertible Notes is subject to further adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture) or upon a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

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

The Convertible Notes are not registered securities nor listed on any securities exchange but may be actively traded by qualified institutional buyers. The fair value of the Convertible Notes of $414.0 million at March 31, 2023 was estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

General

At March 31, 2023, the fair value of the Company's long-term debt under the Credit Agreement approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

Pursuant to the Credit Agreement, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At March 31, 2023, the Company was in compliance with all such requirements.

The Credit Agreement includes a maximum net leverage ratio covenant which limits the amount of consolidated outstanding indebtedness that the Company may incur on a trailing twelve-month EBITDA. This limitation reduced the Company's remaining availability under its revolving credit facility at March 31, 2023. The Company believes the availability of $318.2 million under the revolving credit facility under the Credit Agreement, along with its cash flows from operations, are adequate to finance the Company's anticipated cash requirements for the next twelve months.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.    LEASES

The Company leases certain manufacturing and warehouse facilities, administrative office space, semi-tractors, trailers, forklifts, and other equipment through operating leases with unrelated third parties. The increase in lease expense for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily driven by capacity expansions and leases assumed in acquisitions. The components of lease expense were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Operating lease expense	$15,244	$12,912
Short-term lease expense	1,480	1,840
Variable lease expense	1,000	713
Total lease expense	$17,724	$15,465

10.    COMMITMENTS AND CONTINGENCIES

Holdback Payments and Contingent Consideration

From time to time, the Company finances a portion of its business combinations with deferred acquisition payments ("holdback payments") and/or contingent earnout provisions. Holdback payments are accrued at their discounted present value. As required, the liability for contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods. See Note 4 - Acquisitions, Goodwill and Other Intangible Assets for information on certain holdback payments. Contingent consideration balances were not material at March 31, 2023.

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

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2023, would not be material to the Company's financial position or results of operations.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.    STOCKHOLDERS' EQUITY

The following table summarizes information about shares of the Company's common stock at:

	March 31,	December 31,
(In thousands)	2023	2022
Common stock authorized	75,000	75,000
Common stock issued	28,639	28,519
Treasury stock	3,341	3,341
Common stock outstanding	25,298	25,178

The table below summarizes the regular quarterly dividends declared and paid during the periods ended March 31, 2023 and December 31, 2022:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2022	$0.90	03/11/22	03/25/22	$22,870
Second Quarter 2022	1.05	06/03/22	06/17/22	26,702
Third Quarter 2022	1.05	09/02/22	09/16/22	26,701
Fourth Quarter 2022	1.05	12/02/22	12/16/22	26,453
Total 2022	$4.05			$102,726

First Quarter 2023	$1.05	03/10/23	03/24/23	$26,563

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

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2022	277,774	$120.92
Issued	881	109.87
Granted	146,821	114.26
Dividend equivalents	3,080	104.48
Forfeited	(10,888)	121.85
Vested	(106,546)	112.79
Outstanding at March 31, 2023	311,122	$118.06

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance Stock Units

The 2018 Plan provides for performance stock units ("PSUs") that vest at a specific future date based on achievement of specified performance conditions. Transactions in PSUs under the 2018 Plan are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2022	162,381	$120.12
Granted	129,821	108.13
Dividend equivalents	1,996	104.48
Forfeited	(3,245)	96.55
Vested	(90,332)	96.55
Outstanding at March 31, 2023	200,621	$123.39

Stock Repurchase Program

On May 19, 2022, the Company's Board of Directors authorized a stock repurchase program granting the Company authority to repurchase up to $200.0 million of the Company's common stock over a three-year period, ending on May 19, 2025. The timing of stock repurchases and the number of shares will depend upon the market conditions and other factors. Share repurchases, if any, will be made in the open market and in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program may be modified, suspended, or terminated at any time by the Board of Directors. In 2022, the Company purchased 253,490 shares at a weighted average price of $94.89 per share, totaling $24.1 million. No purchases were made during the three months ended March 31, 2023.

12.    SEGMENT REPORTING

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

The OEM Segment, which accounted for 78 percent and 85 percent of consolidated net sales for the three months ended March 31, 2023 and 2022, respectively, manufactures and distributes a broad array of engineered components for the leading OEMs in the recreation and transportation product markets, consisting primarily of RVs and adjacent industries, including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing. Approximately 44 percent of the Company's OEM Segment net sales for the three months ended March 31, 2023 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 22 percent and 15 percent of consolidated net sales for the three months ended March 31, 2023 and 2022, respectively, supplies engineered components to the related aftermarket channels of the recreation and transportation product markets, primarily to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, tankless water heaters, and the sale of replacement glass and awnings to fulfill insurance claims.

Decisions concerning the allocation of the Company's resources are made by the Company's chief operating decision maker ("CODM"), with oversight by the Board of Directors. The CODM evaluates the performance of each segment based upon segment operating profit or loss, generally defined as income or loss before interest and income taxes. Decisions concerning the allocation of resources are also based on each segment's utilization of assets. Management of debt is a corporate function. The accounting policies of the OEM and Aftermarket Segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the Company's revenues disaggregated by segment and geography based on the billing address of the Company's customers:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$314,982	$15,571	$330,553	$937,635	$15,591	$953,226
Motorhomes	44,004	25,547	69,551	60,146	27,108	87,254
Adjacent Industries OEMs	309,466	48,603	358,069	311,648	44,454	356,102
Total OEM Segment net sales	668,452	89,721	758,173	1,309,429	87,153	1,396,582
Aftermarket Segment:
Total Aftermarket Segment net sales	200,486	14,651	215,137	230,167	17,819	247,986
Total net sales	$868,938	$104,372	$973,310	$1,539,596	$104,972	$1,644,568
(a) Net sales to customers in the United States of America
(b) Net sales to customers in countries domiciled outside of the United States of America

The following table presents the Company's operating (loss) profit by segment:

	Three Months Ended March 31,
(In thousands)	2023	2022
Operating (loss) profit:
OEM Segment	$(721)	$245,374
Aftermarket Segment	20,764	24,327
Total operating profit	$20,043	$269,701

The following table presents the Company's revenue disaggregated by product:

	Three Months Ended March 31,
(In thousands)	2023	2022
OEM Segment:
Chassis, chassis parts, and slide-out mechanisms	$198,056	$559,720
Windows and doors	218,611	330,358
Furniture and mattresses	140,563	242,226
Axles and suspension solutions	75,749	97,045
Other	125,194	167,233
Total OEM Segment net sales	758,173	1,396,582
Total Aftermarket Segment net sales	215,137	247,986
Total net sales	$973,310	$1,644,568

LCI INDUSTRIES
ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of Part 1 of this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

We have two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant. At March 31, 2023, we operated over 120 manufacturing and distribution facilities located throughout North America and Europe. See Note 12 of the Notes to Condensed Consolidated Financial Statements for further information regarding our segments.

Our OEM Segment manufactures or distributes a broad array of engineered components for the leading OEMs of RVs and adjacent industries, including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing. Approximately 54 percent of our OEM Segment net sales for the twelve months ended March 31, 2023 were of components for travel trailer and fifth-wheel RVs, including:

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

Negative conditions in the general economy in the United States or abroad, including conditions resulting from financial and credit market fluctuations, increased inflation and interest rates, changes in economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, including heightened tensions between China and Taiwan, the occurrence of a natural disaster or global public health crisis, such as the COVID-19 pandemic, or armed

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
conflicts, such as the conflict between Russia and Ukraine, could negatively impact the Company’s business, liquidity, financial condition and results of operations.

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
According to the Recreation Vehicle Industry Association ("RVIA"), industry-wide wholesale shipments from the United States of travel trailer and fifth-wheel RVs, our primary RV market, decreased 60 percent to 61,200 units in the first three months of 2023, compared to the first three months of 2022, primarily due to decreased retail demand. Retail demand for travel trailer and fifth-wheel RVs decreased 25 percent in the first three months of 2023 compared to the same period in 2022. Retail demand has declined from recent elevated levels, partially driven by rising interest rates impacting retail consumers. Retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.
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

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended March 31, 2023	61,200	(60)%	71,700	(25)%	(10,500)
Quarter ended December 31, 2022	62,400	(52)%	59,000	(23)%	3,400
Quarter ended September 30, 2022	73,400	(46)%	105,900	(19)%	(32,500)
Quarter ended June 30, 2022	133,700	0%	129,500	(28)%	4,200
Twelve months ended March 31, 2023	330,700	(40)%	366,100	(24)%	(35,400)

Quarter ended March 31, 2022	152,200	16%	95,000	(17)%	57,200
Quarter ended December 31, 2021	130,400	13%	76,700	(14)%	53,700
Quarter ended September 30, 2021	136,000	24%	131,000	(18)%	5,000
Quarter ended June 30, 2021	133,800	100%	180,600	36%	(46,800)
Twelve months ended March 31, 2022	552,400	31%	483,300	(2)%	69,100

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first three months of 2023 decreased 15 percent to 13,400 units compared to the first three months of 2022. Retail demand for motorhome RVs decreased 18 percent year-over-year in the first three months of 2023, compared to a two percent year-over-year decrease in retail demand

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
in the same period of 2022. We believe the decline in retail demand has been partially driven by inflation and rising interest rates impacting retail consumers.

Our current estimate for full-year 2023 industry-wide wholesale shipments from the United States of travel trailer, fifth-wheel, and motorhome RVs is approximately 310,000 to 330,000 units. This estimate suggests a decrease of 37 to 33 percent compared to actual wholesale shipments in 2022. This projected decline is being driven by current dealer inventory levels, inflation, and rising interest rates impacting retail consumers.

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

We currently expect economic uncertainty to negatively impact consumer discretionary purchases such as trailers and boats as we progress further into 2023; however, we currently anticipate that production of manufactured homes, buses, and trains should remain at or near current run rates through 2023.

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

RESULTS OF OPERATIONS

Consolidated Highlights

•Consolidated net sales in the first quarter of 2023 were $973.3 million, 41 percent lower than consolidated net sales for the same period of 2022 of $1.6 billion. The decrease was primarily driven by a nearly 60 percent decrease in North American towable RV wholesale shipments and decreased selling prices which are indexed to select commodities, partially offset by acquisitions. Net sales from acquisitions completed in the twelve months ended March 31, 2023, primarily Way Interglobal Network LLC and Girard Systems and Girard Products LLC, contributed approximately $28.5 million in the first quarter of 2023.
•Net income for the first quarter of 2023 was $7.3 million, or $0.29 per diluted share, compared to net income of $196.2 million, or $7.71 per diluted share, for the same period of 2022.
•Consolidated operating profit during the first quarter of 2023 was $20.0 million compared to $269.7 million in the same period of 2022. Operating profit margin was 2.1 percent in the first quarter of 2023 compared to 16.4 percent in the same period of 2022. The decrease was primarily due to the impact of fixed costs on reduced organic sales

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
and decreased selling prices which are indexed to select commodities, partially offset by decreases in material commodity costs.
•The cost of steel consumed in certain of our manufactured components decreased in the first quarter of 2023 compared to the same period of 2022. Raw material costs are subject to continued fluctuation and impact certain contractual selling prices which are indexed to select commodities.
•The effective tax rate of 24.8 percent for the three months ended March 31, 2023 was lower than the comparable prior year period of 25.5 percent, primarily due to an increased discrete benefit related to the cash surrender value of life insurance, as discussed below under "Income Taxes."
•In March 2023, we paid a quarterly dividend of $1.05 per share, aggregating to $26.6 million.

OEM Segment - First Quarter

Net sales of the OEM Segment in the first quarter of 2023 decreased $638.4 million, compared to the same period of 2022. Net sales of components to the following OEMs markets for the three months ended March 31 were:

(In thousands)	2023	2022	Change
RV OEMs:
Travel trailers and fifth-wheels	$330,553	$953,226	(65)%
Motorhomes	69,551	87,254	(20)%
Adjacent Industries OEMs	358,069	356,102	1%
Total OEM Segment net sales	$758,173	$1,396,582	(46)%

According to the RVIA, industry-wide wholesale unit shipments for the three months ended March 31 were:

	2023	2022	Change
Travel trailer and fifth-wheels	61,200	152,200	(60)%
Motorhomes	13,400	15,800	(15)%

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

Content per:	2023	2022	Change
Travel trailer and fifth-wheel	$5,881	$4,854	21%
Motorhome	$3,985	$3,144	27%

Our average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by changes in selling prices for our products, market share gains, and acquisitions.

Our decrease in net sales to RV OEMs during the first quarter of 2023 was driven by a nearly 55 percent reduction in North American wholesale shipments during the first quarter of 2023.

Our net sales to OEMs in Adjacent Industries during the first quarter of 2023 was approximately consistent with the same period of 2022.

Operating loss of the OEM Segment was $0.7 million in the first quarter of 2023, a decrease of $246.1 million compared to operating profit of the OEM Segment of $245.4 million in the same period of 2022. The operating loss margin of the OEM Segment in the first quarter of 2023 decreased to (0.1) percent compared to the operating profit margin of 17.6 percent for the same period of 2022 and was negatively impacted by:

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
•The impact of fixed costs on reduced organic sales, which decreased operating profit by $33.9 million related to fixed selling, general, and administrative costs and $29.1 million related to fixed production overhead costs.
•Selling prices contractually tied to indices of select commodities decreased, resulting in a decrease in operating profit of $59.9 million compared to the same period of 2022.
•Incremental costs incurred due to volatile OEM schedules resulting in a decrease in operating profit of $30.8 million compared to the same period of 2022.
Partially offset by:
•Decreases in material commodity costs, which positively impacted operating profit by $25.7 million, primarily related to decreased steel costs.
Amortization expense on intangible assets for the OEM Segment was $10.5 million in the first quarter of 2023, compared to $10.1 million in the same period in 2022. Depreciation expense on fixed assets for the OEM Segment was $14.4 million in the first quarter of 2023, compared to $14.5 million in the same period of 2022.

Aftermarket Segment - First Quarter

Net sales of the Aftermarket Segment in the first quarter of 2023 decreased by $32.8 million, compared to the same period of 2022. Net sales of components in the Aftermarket Segment were as follows for the three months ended March 31:

(In thousands)	2023	2022	Change
Total Aftermarket Segment net sales	$215,137	$247,986	(13)%

The decrease in net sales of the Aftermarket Segment was primarily due to lower volumes due to fully stocked distribution channels, chip shortages impacting truck markets, and the impacts of inflation and rising interest rates on consumers' discretionary spending, partially offset by decreases in material commodity costs.

Operating profit of the Aftermarket Segment was $20.8 million in the first quarter of 2023, a decrease of $3.6 million compared to the same period of 2022. The operating profit margin of the Aftermarket Segment was 9.7 percent in the first quarter of 2023, compared to 9.8 percent in the same period in 2022, and was negatively impacted by:
•The impact of fixed costs on reduced organic sales, which decreased operating profit by $5.4 million related to fixed selling, general, and administrative costs and $1.8 million related to fixed production overhead costs.
•Investments in administrative structure of $1.0 million.
•Increases in production overhead costs in the current period resulting from investments to expand capacity over the past year, which negatively impacted operating profit by $1.0 million in the current period.
Partially offset by:
•Decreases in material commodity costs, which positively impacted operating profit by $7.9 million, primarily related to decreased steel costs.
•Pricing changes to targeted products, resulting in an increase in operating profit of $0.7 million compared to the same period of 2022.
Amortization expense on intangible assets for the Aftermarket Segment was $3.8 million in the first quarter of 2023, compared to $3.7 million in the same period of 2022. Depreciation expense on fixed assets for the Aftermarket Segment was $3.9 million in the first quarter of 2023, compared to $3.5 million in the same period of 2022.

Interest Expense

Interest expense, net was $10.4 million for the three months ended March 31, 2023, compared to $6.3 million in the same period of 2022. The increase in interest expense was primarily due to higher global interest rates on our adjustable rate Term Loan (as defined in Note 8 of the Notes to Condensed Consolidated Financial Statements) and revolving credit facility, partially offset by principal payments on the Term Loan, net repayments on our revolving credit facility, and the payoff of the

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
shelf loan balance in March 2022. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

Income Taxes

The effective tax rates for the three months ended March 31, 2023 and 2022 were 24.8 percent and 25.5 percent, respectively. The effective tax rate for the three months ended March 31, 2023 differed from the Federal statutory rate primarily due to state taxes, foreign taxes, and non-deductible expenses, partially offset by the recognition of excess tax benefits as a component of the provision for income taxes, and Federal and Indiana research and development credits. The decrease in the effective tax rate for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to an increased benefit related to the cash surrender value of life insurance.

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

As of March 31, 2023, we had $23.5 million in cash and cash equivalents, and $318.2 million of availability under our revolving credit facility under the Credit Agreement (as defined in Note 8 of the Notes to Condensed Consolidated Financial Statements). We also have the ability to request an increase to the revolving and/or incremental term loan facilities by up to an additional $400.0 million in the aggregate upon approval of the lenders providing any such increase and the satisfaction of certain other conditions. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

We believe the availability under the revolving credit facility under the Credit Agreement, along with our cash flows from operations, are adequate to finance our anticipated cash requirements for the next twelve months.

The Condensed Consolidated Statements of Cash Flows reflect the following for the three months ended March 31:

(In thousands)	2023	2022
Net cash flows provided by operating activities	$74,676	$134,926
Net cash flows used in investing activities	(21,449)	(92,345)
Net cash flows used in financing activities	(76,824)	(49,316)
Effect of exchange rate changes on cash and cash equivalents	(437)	(712)
Net decrease in cash and cash equivalents	$(24,034)	$(7,447)

Cash Flows from Operations
Net cash flows provided by operating activities were $74.7 million in the first three months of 2023, compared to $134.9 million in the first three months of 2022. The decrease in net cash flows provided by operating activities was primarily due to a decrease in net income of $188.9 million. The decrease in net income was partially offset by the net change in assets and liabilities, net of acquired businesses, as it generated $130.7 million more cash in the first three months of 2023 compared to the same period in 2022. The primary provider of cash generated from net assets in the first three months of 2023 was the decrease in inventory of $131.7 million, due to decreasing commodity and freight costs and initiatives to reduce inventory as RV production demand has slowed from record levels seen during the first half of 2022. The primary use of cash in net assets was the increase of $123.1 million in accounts receivable due to seasonally higher sales in the first three months of 2023.
Over the long term, based on our historical collection and payment patterns, as well as inventory turnover, and also giving consideration to emerging trends and changes to the sales mix, we expect working capital to increase or decrease

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
equivalent to approximately 10 to 15 percent of the increase or decrease, respectively, in net sales. However, there are many factors that can impact this relationship, especially in the short term as we continue to reduce inventory balances.
Depreciation and amortization was $32.5 million in the first three months of 2023, and is expected to be approximately $130 to $140 million for the full year 2023. Non-cash stock-based compensation expense in the first three months of 2023 was $4.7 million. Non-cash stock-based compensation expense is expected to be approximately $25 to $30 million for the full year 2023.

Cash Flows from Investing Activities
Cash flows used in investing activities of $21.4 million in the first three months of 2023 were primarily comprised of $17.2 million for capital expenditures and $6.3 million for the acquisitions of businesses. Cash flows used in investing activities of $92.3 million in the first three months of 2022 were primarily comprised of $50.1 million for the acquisitions of businesses, net of cash acquired and $42.0 million for capital expenditures.
Our capital expenditures are primarily for replacement and growth. Over the long term, based on our historical capital expenditures, the replacement portion has averaged approximately one to two percent of net sales, while the growth portion has averaged approximately two to three percent of net sales. However, there are many factors that can impact the actual spending compared to these historical averages. We estimate full year 2023 capital expenditures of $80 to $100 million, including investments in automation and lean projects.
Capital expenditures and acquisitions in the first three months of 2023 were funded by cash generated from operations and borrowings under our Credit Agreement. Capital expenditures and acquisitions in the remainder of fiscal year 2023 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under our revolving credit facility as needed.

Cash Flows from Financing Activities
Cash flows used in financing activities of $76.8 million in the first three months of 2023 were primarily comprised of $36.1 million in net repayments under our revolving credit facility, payments of quarterly dividends of $26.6 million, cash outflows of $8.9 million related to vesting of stock-based awards, net of shares tendered for payment of taxes, and $5.3 million in repayments under our Term Loan and other borrowings.
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
The Credit Agreement includes both financial and non-financial covenants. The covenants dictate that we shall not permit our net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At March 31, 2023, we were in compliance with all such requirements. In connection with the planned phase-out of LIBOR, we are working with the administrative agent under the Credit Agreement to amend the Credit Agreement to replace the interest rate benchmark for U.S. dollars from LIBOR to a term rate based on the secured overnight financing rate (SOFR). In addition, while we expect to maintain compliance with the Credit Agreement financial covenants at each of June 30, 2023 and September 30, 2023, due to the uncertainties affecting our business, industry, and the global economy as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements and elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations, we are also discussing with the administrative agent a potential increase to the net leverage ratio limit and a decrease in the minimum debt service coverage ratio as of those two dates.
We have paid regular quarterly dividends since 2016. Future dividend policy with respect to our common stock will be determined by our Board of Directors in light of our prevailing financial needs, earnings, and other relevant factors, including any limitations in our debt agreements, such as maintenance of certain financial ratios.

CORPORATE GOVERNANCE

We are in compliance with the corporate governance requirements of the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange. Our governance documents and committee charters and key practices have been

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
posted to the “Investors” section of our website (www.lci1.com) and are updated periodically. The website also contains, or provides direct links to, all SEC filings, press releases and investor presentations. We have also established a Whistleblower Policy, which includes a toll-free hotline (800-461-9330) to report complaints about our accounting, internal controls, auditing matters or other concerns. The Whistleblower Policy and procedure for complaints can be found on our website (www.lci1.com).

CONTINGENCIES

Information required by this item is included in Note 10 of the Notes to Condensed Consolidated Financial Statements and is incorporated herein by reference.

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by us which are made from these raw materials, are influenced by demand and other factors specific to these commodities, as well as by inflationary pressures. We experienced reduced prices of these commodities in the first three months of 2023, but prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. As a result, while we currently expect commodity prices in upcoming quarters in 2023 to remain generally consistent with prices in the first quarter of 2023, there can be no assurance that raw material costs will not increase. Please see "Results of Operations" above for additional information regarding the impact of raw material costs on our results of operations for the first three months of 2023.

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

Forward-looking statements, including, without limitation, those relating to the Company's future business prospects, net sales, expenses and income (loss), capital expenditures, tax rate, cash flow, financial condition, liquidity, covenant compliance, retail and wholesale demand, integration of acquisitions, R&D investments, commodity prices and industry trends, whenever they occur in this Form 10-Q are necessarily estimates reflecting the best judgment of the Company's senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, the impacts of COVID-19, or other future

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
pandemics, the Russia-Ukraine war, and heightened tensions between China and Taiwan on the global economy and on the Company's customers, suppliers, employees, business and cash flows, pricing pressures due to domestic and foreign competition, costs and availability of, and tariffs on, raw materials (particularly steel and aluminum) and other components, seasonality and cyclicality in the industries to which we sell our products, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which we sell our components, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the costs, pace of and successful integration of acquisitions and other growth initiatives, availability and costs of production facilities and labor, team member benefits, team member retention, realization and impact of expansion plans, efficiency improvements and cost reductions, the disruption of business resulting from natural disasters or other unforeseen events, the successful entry into new markets, the costs of compliance with environmental laws, laws of foreign jurisdictions in which we operate, other operational and financial risks related to conducting business internationally, and increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, warranty and product liability claims or product recalls, interest rates, oil and gasoline prices, and availability, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which we sell our components, and other risks and uncertainties discussed more fully under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, and in the Company's subsequent filings with the SEC, including the Company's Quarterly Reports on Form 10-Q. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

LCI INDUSTRIES
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in short-term interest rates on our variable rate debt. Depending on the interest rate option selected as more fully described in Note 8 of the Notes to Condensed Consolidated Financial Statements, interest is charged based on an indexed rate plus an applicable margin. Assuming a hypothetical increase of 0.25 percent in the indexed interest rate (which approximates a seven percent increase of the weighted-average interest rate on our borrowings as of March 31, 2023), our results of operations would not be materially affected.
We are also exposed to changes in the prices of raw materials, specifically steel and aluminum. We have, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in steel and aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. We had no outstanding derivative instruments on commodities at March 31, 2023 and December 31, 2022.
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

ITEM 4 – CONTROLS AND PROCEDURES
a.Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, in accordance with the definition of "disclosure controls and procedures" in Rule 13a-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. Management included in its evaluation the cost-benefit relationship of possible controls and procedures. We continually evaluate our disclosure controls and procedures to determine if changes are appropriate based upon changes in our operations or the business environment in which we operate.
As of the end of the period covered by this Form 10-Q, we performed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
b.Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LCI INDUSTRIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, we are subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2023, would not be material to our financial position or results of operations.

ITEM 1A – RISK FACTORS

There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the SEC on February 24, 2023.

ITEM 6 – EXHIBITS

a)    Exhibits as required by item 601 of Regulation S-K:

1	3.1	LCI Industries Restated Certificate of Incorporation, as amended effective December 30, 2016 (incorporated by reference to Exhibit 3.1 included in the Registrant’s Form 10-K for the year ended December 31, 2016).
2	3.2	Amended and Restated Bylaws of LCI Industries, effective March 9, 2023.
3	10.1	Offer Letter between LCI Industries and Lillian Etzkorn, accepted on March 30, 2023 (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed on April 5, 2023).
4	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).
5	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).
6	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code.
7	32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code.
8	101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

9	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

LCI INDUSTRIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCI INDUSTRIES
Registrant

By	/s/ Lillian D. Etzkorn
Lillian D. Etzkorn
Chief Financial Officer
May 9, 2023