Form 10-Q
period 2023-06-30
LCI INDUSTRIES
filed 2023-08-08
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (July 31, 2023) was 25,324,433 shares of common stock.

LCI INDUSTRIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(In thousands, except per share amounts)

Net sales	$1,014,639	$1,536,150	$1,987,949	$3,180,718
Cost of sales	796,519	1,127,065	1,583,758	2,307,390
Gross profit	218,120	409,085	404,191	873,328
Selling, general and administrative expenses	162,946	190,296	328,974	384,838
Operating profit	55,174	218,789	75,217	488,490
Interest expense, net	10,249	6,191	20,643	12,443
Income before income taxes	44,925	212,598	54,574	476,047
Provision for income taxes	11,499	58,068	13,889	125,336
Net income	$33,426	$154,530	$40,685	$350,711

Net income per common share:
Basic	$1.32	$6.07	$1.61	$13.82
Diluted	$1.31	$6.06	$1.60	$13.76

Weighted average common shares outstanding:
Basic	25,329	25,438	25,273	25,377
Diluted	25,437	25,518	25,359	25,483

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(In thousands)

Net income	$33,426	$154,530	$40,685	$350,711
Other comprehensive income (loss):
Net foreign currency translation adjustment	763	(13,688)	2,763	(16,570)
Actuarial gain on pension plans	100	13,985	100	13,985
Total comprehensive income	$34,289	$154,827	$43,548	$348,126

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2023	2022
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$22,094	$47,499
Accounts receivable, net of allowances of $7,790 and $5,904 at June 30, 2023 and December 31, 2022, respectively	299,469	214,262
Inventories, net	830,020	1,029,705
Prepaid expenses and other current assets	83,662	99,310
Total current assets	1,235,245	1,390,776
Fixed assets, net	478,885	482,185
Goodwill	584,312	567,063
Other intangible assets, net	477,307	503,320
Operating lease right-of-use assets	241,146	247,007
Other long-term assets	59,502	56,561
Total assets	$3,076,397	$3,246,912

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term indebtedness	$27,712	$23,086
Accounts payable, trade	182,637	143,529
Current portion of operating lease obligations	35,004	35,447
Accrued expenses and other current liabilities	196,099	219,238
Total current liabilities	441,452	421,300
Long-term indebtedness	915,756	1,095,888
Operating lease obligations	217,979	222,478
Deferred taxes	26,900	30,580
Other long-term liabilities	103,413	95,658
Total liabilities	1,705,500	1,865,904
Stockholders' equity
Common stock, par value $.01 per share	286	285
Paid-in capital	235,507	234,956
Retained earnings	1,207,753	1,221,279
Accumulated other comprehensive income	9,567	6,704
Stockholders' equity before treasury stock	1,453,113	1,463,224
Treasury stock, at cost	(82,216)	(82,216)
Total stockholders' equity	1,370,897	1,381,008
Total liabilities and stockholders' equity	$3,076,397	$3,246,912

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$40,685	$350,711
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	65,549	63,719
Stock-based compensation expense	9,080	13,701
Deferred taxes	—	(2,401)
Other non-cash items	2,192	2,025
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(80,952)	(95,479)
Inventories, net	209,346	(51,811)
Prepaid expenses and other assets	11,607	25,746
Accounts payable, trade	37,949	5,312
Accrued expenses and other liabilities	(21,891)	36,448
Net cash flows provided by operating activities	273,565	347,971
Cash flows from investing activities:
Capital expenditures	(34,082)	(70,837)
Acquisitions of businesses	(25,851)	(51,789)
Other investing activities	4,344	2,204
Net cash flows used in investing activities	(55,589)	(120,422)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(9,585)	(10,773)
Proceeds from revolving credit facility	234,200	729,400
Repayments under revolving credit facility	(402,726)	(836,500)
Repayments under shelf loan, term loan, and other borrowings	(10,703)	(60,902)
Payment of dividends	(53,154)	(49,572)
Payment of contingent consideration and holdbacks related to acquisitions	(517)	(6,039)
Other financing activities	(834)	(4)
Net cash flows used in financing activities	(243,319)	(234,390)
Effect of exchange rate changes on cash and cash equivalents	(62)	(1,067)
Net decrease in cash and cash equivalents	(25,405)	(7,908)
Cash and cash equivalents at beginning of period	47,499	62,896
Cash and cash equivalents cash at end of period	$22,094	$54,988
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$20,804	$10,558
Cash paid during the period for income taxes, net of refunds	$5,724	$110,871
Purchase of property and equipment in accrued expenses	$1,704	$3,157

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

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2022	$285	$234,956	$1,221,279	$6,704	$(82,216)	$1,381,008
Net income	—	—	7,259	—	—	7,259
Issuance of 119,091 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(8,889)	—	—	—	(8,888)
Stock-based compensation expense	—	4,695	—	—	—	4,695
Other comprehensive income	—	—	—	2,000	—	2,000
Cash dividends ($1.05 per share)	—	—	(26,563)	—	—	(26,563)
Dividend equivalents on stock-based awards	—	532	(532)	—	—	—
Balance - March 31, 2023	$286	$231,294	$1,201,443	$8,704	$(82,216)	$1,359,511
Net income	—	—	33,426	—	—	33,426
Issuance of 26,445 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	—	(697)	—	—	—	(697)
Stock-based compensation expense	—	4,385	—	—	—	4,385
Other comprehensive income	—	—	—	863	—	863
Cash dividends ($1.05 per share)	—	—	(26,591)	—	—	(26,591)
Dividend equivalents on stock-based awards	—	525	(525)	—	—	—
Balance - June 30, 2023	$286	$235,507	$1,207,753	$9,567	$(82,216)	$1,370,897

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries ("LCII" and collectively with its subsidiaries, the "Company," "we," "us," or "our"). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI," or "Lippert"), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers ("OEMs") in the recreation, transportation products, and housing markets, consisting primarily of recreational vehicles ("RVs") and adjacent industries including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. At June 30, 2023, the Company operated over 120 manufacturing and distribution facilities located throughout North America and Europe.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Risks and Uncertainties

Negative conditions in the general economy in the United States or abroad, including conditions resulting from financial and credit market fluctuations, increased inflation and interest rates, changes in economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, including heightened tensions between China and Taiwan, the occurrence of a natural disaster or global public health crisis, such as the COVID-19 pandemic, or armed conflicts, such as the conflict between Russia and Ukraine, have negatively impacted, and could continue to negatively impact, the Company’s business, liquidity, financial condition and results of operations.

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

3.    EARNINGS PER SHARE

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Weighted average shares outstanding for basic earnings per share	25,329	25,438	25,273	25,377
Common stock equivalents pertaining to stock-based awards	108	80	86	106
Weighted average shares outstanding for diluted earnings per share	25,437	25,518	25,359	25,483

Equity instruments excluded from diluted net earnings per share calculation as the effect would have been antidilutive	165	112	162	111
For the Company's 1.125 percent convertible senior notes due 2026 (the "Convertible Notes") issued in May 2021, the dilutive effect is calculated using the if-converted method. The Company is required, pursuant to the indenture governing the Convertible Notes, dated May 13, 2021, by and between the Company and U.S. Bank National Association, as trustee (the "Indenture"), to settle the principal amount of the Convertible Notes in cash and may elect to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company's common stock, or a combination thereof. Under the if-converted method, the Company includes the number of shares required to satisfy the conversion obligation, assuming all the Convertible Notes are converted. Because the average closing price of the Company's common stock for each of the three and six months ended June 30, 2023, which is used as the basis for determining the dilutive effect on earnings per share, was less than the conversion price of $165.65, all associated shares were antidilutive.

In conjunction with the issuance of the Convertible Notes, the Company, in privately negotiated transactions with certain commercial banks (the "Counterparties"), sold warrants to purchase 2.8 million shares of the Company's common stock (the "Warrants"). The Warrants have a strike price of $259.84 per share, subject to customary anti-dilution adjustments. For calculating the dilutive effect of the Warrants, the Company uses the treasury stock method. With this method, the Company assumes exercise of the Warrants at the beginning of the period, or at time of issuance if later, and issuance of shares of common stock upon exercise. Proceeds from the exercise of the Warrants are assumed to be used to repurchase shares of the Company's common stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be received upon the exercise of the Warrants less the number of shares repurchased, are included in diluted shares. For each of the three and six months ended June 30, 2023, the average share price was below the Warrant strike price of $259.84 per share, and therefore 2.8 million shares were considered antidilutive.

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

4.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions Completed During the Six Months Ended June 30, 2023

During the six months ended June 30, 2023, the Company completed two acquisitions for an aggregate $25.8 million of cash purchase consideration, plus holdback payments of $0.5 million to be paid over two years. The preliminary purchase price allocations resulted in $18.3 million of goodwill (tax deductible). As these acquisitions are not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.

Acquisitions with Measurement Period Adjustments During the Six Months Ended June 30, 2023
Way
In November 2022, the Company acquired substantially all of the business assets of Way Interglobal Network LLC ("Way"), a distributor of innovative appliances and electronics to OEMs in the RV industry. The purchase price was $54.8 million, which includes a holdback payment of $2.0 million due on the first anniversary of the acquisition in November 2023, and remains subject to adjustment as a result of net working capital true-up procedures. The results of the acquired business have been included in the Condensed Consolidated Statements of Income since the acquisition date, primarily in the Company's OEM Segment. As the operations of this acquisition are not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.
During the six months ended June 30, 2023, the Company adjusted the preliminary purchase price allocation reported in the Company's December 31, 2022 Annual Report on Form 10-K to account for updates to net working capital balances. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date. The purchase price allocation is subject to further adjustment for net working capital and the fair value of intangible assets as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).
Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2022	$399,736	$167,327	$567,063
Acquisitions – 2023	18,314	—	18,314
Measurement period adjustments	(2,905)	(143)	(3,048)
Foreign currency translation	1,721	262	1,983
Net balance – June 30, 2023	$416,866	$167,446	$584,312
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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Intangible Assets

Other intangible assets consisted of the following at June 30, 2023:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$517,588	$180,257	$337,331	6	to	20
Patents	122,373	67,697	54,676	3	to	20
Trade names (finite life)	98,650	24,050	74,600	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	11,484	8,728	2,756	3	to	6
Other	609	265	344	2	to	12
Other intangible assets	$758,304	$280,997	$477,307
Other intangible assets consisted of the following at December 31, 2022:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$520,273	$163,562	$356,711	6	to	20
Patents	121,167	62,841	58,326	3	to	20
Trade names (finite life)	97,810	21,380	76,430	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	11,584	7,698	3,886	3	to	6
Other	609	242	367	2	to	12
Other intangible assets	$759,043	$255,723	$503,320

5.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or net realizable value. Cost includes material, labor, and overhead. Inventories consisted of the following at:

	June 30,	December 31,
(In thousands)	2023	2022
Raw materials	$503,777	$600,601
Work in process	45,379	44,850
Finished goods	280,864	384,254
Inventories, net	$830,020	$1,029,705
At June 30, 2023 and December 31, 2022, the Company had recorded inventory obsolescence reserves of $61.5 million and $55.9 million, respectively.

6.    FIXED ASSETS

Fixed assets consisted of the following at:

	June 30,	December 31,
(In thousands)	2023	2022
Fixed assets, at cost	$976,047	$945,255
Less accumulated depreciation and amortization	497,162	463,070
Fixed assets, net	$478,885	$482,185

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	June 30,	December 31,
(In thousands)	2023	2022
Employee compensation and benefits	$54,837	$77,804
Current portion of accrued warranty	41,988	35,148
Deferred acquisition payments and contingent consideration*	33,692	34,013
Other	65,582	72,273
Accrued expenses and other current liabilities	$196,099	$219,238
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

(In thousands)	2023	2022
Balance at beginning of period	$54,528	$52,114
Provision for warranty expense	40,128	28,164
Warranty costs paid	(31,968)	(18,646)
Balance at end of period	62,688	61,632
Less long-term portion	(20,700)	(21,460)
Current portion of accrued warranty at end of period	$41,988	$40,172

8.    LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following:

	June 30,	December 31,
(In thousands)	2023	2022
Convertible Notes	$460,000	$460,000
Term Loan	365,000	375,000
Revolving Credit Loan	122,960	289,067
Other	3,440	3,959
Unamortized deferred financing fees	(7,932)	(9,052)
	943,468	1,118,974
Less current portion	(27,712)	(23,086)
Long-term indebtedness	$915,756	$1,095,888

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

Borrowings under the Credit Agreement in U.S. dollars are designated from time to time by the Company as (i) base rate loans which bear interest at a base rate plus additional interest ranging from 0.0 percent to 0.875 percent (0.625 percent was applicable at June 30, 2023) depending on the Company’s total net leverage ratio or (ii) term benchmark loans which bear interest at term Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment of 0.1 percent for an interest period selected by the Company plus additional interest ranging from 0.875 percent to 1.875 percent (1.625 percent was applicable at June 30, 2023) depending on the Company’s total net leverage ratio. Foreign currency borrowings have the same additional interest margins applicable to term benchmark loans based on the Company's total net leverage ratio. At June 30, 2023, the Company had $4.6 million in issued, but undrawn, standby letters of credit under the LC Facility. Availability under the Company’s revolving credit facility, giving effect to certain limitations related to compliance with the maximum net leverage ratio covenant, was $270.0 million at June 30, 2023. A commitment fee ranging from 0.150 percent to 0.275 percent (0.225 percent was applicable at June 30, 2023) depending on the Company's total net leverage ratio accrues on the actual daily amount that the revolving commitment exceeds the revolving credit exposure.

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

As of June 30, 2023, the conversion rate of the Convertible Notes was 6.1469 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes. The conversion rate of the Convertible Notes is subject to further adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture) or upon a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

Prior to the close of business on the business day immediately preceding January 15, 2026, the Convertible Notes are convertible at the option of the holders only under certain circumstances as set forth in the Indenture. On or after January 15, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Convertible Notes at any time. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of the

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company's common stock, or a combination of cash and shares of the Company's common stock, at the Company's election, in respect of the remainder, if any, of the Company's conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted.

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

The Convertible Notes are not registered securities nor listed on any securities exchange but may be actively traded by qualified institutional buyers. The fair value of the Convertible Notes of $443.9 million at June 30, 2023 was estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

General

At June 30, 2023, the fair value of the Company's long-term debt under the Credit Agreement approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

Pursuant to the Credit Agreement, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. On May 23, 2023, the Company entered into an amendment to the Credit Agreement that, among other things, provided for adjustments to certain of the financial covenants by increasing the maximum total net leverage ratio and decreasing the minimum debt service coverage ratio, in each case for the two fiscal quarters ending June 30, 2023 and September 30, 2023. At June 30, 2023, the Company was in compliance with all financial covenants.

The Credit Agreement includes a maximum net leverage ratio covenant which limits the amount of consolidated outstanding indebtedness that the Company may incur on a trailing twelve-month EBITDA. This limitation reduced the Company's remaining availability under its revolving credit facility at June 30, 2023. The Company believes the availability of $270.0 million under the revolving credit facility under the Credit Agreement, along with its cash flows from operations, are adequate to finance the Company's anticipated cash requirements for the next twelve months.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.    LEASES

The Company leases certain manufacturing and warehouse facilities, administrative office space, semi-tractors, trailers, forklifts, and other equipment through operating leases with unrelated third parties. The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Operating lease expense	$15,670	$13,236	$30,914	$26,148
Short-term lease expense	1,307	1,934	2,787	3,774
Variable lease expense	1,200	936	2,200	1,649
Total lease expense	$18,177	$16,106	$35,901	$31,571

10.    COMMITMENTS AND CONTINGENCIES

Holdback Payments and Contingent Consideration

From time to time, the Company finances a portion of its business combinations with deferred acquisition payments ("holdback payments") and/or contingent earnout provisions. Holdback payments are accrued at their discounted present value. As required, the liability for contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods. See Note 4 - Acquisitions, Goodwill and Other Intangible Assets for information on certain holdback payments. Contingent consideration balances were not material at June 30, 2023.

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

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2023, would not be material to the Company's financial position or results of operations.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.    STOCKHOLDERS' EQUITY

The following table summarizes information about shares of the Company's common stock at:

	June 30,	December 31,
(In thousands)	2023	2022
Common stock authorized	75,000	75,000
Common stock issued	28,665	28,519
Treasury stock	3,341	3,341
Common stock outstanding	25,324	25,178

The table below summarizes the regular quarterly dividends declared and paid during the periods ended June 30, 2023 and December 31, 2022:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2022	$0.90	03/11/22	03/25/22	$22,870
Second Quarter 2022	1.05	06/03/22	06/17/22	26,702
Third Quarter 2022	1.05	09/02/22	09/16/22	26,701
Fourth Quarter 2022	1.05	12/02/22	12/16/22	26,453
Total 2022	$4.05			$102,726

First Quarter 2023	$1.05	03/10/23	03/24/23	$26,563
Second Quarter 2023	1.05	06/02/23	06/16/23	26,591
Total 2023	$2.10			$53,154

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

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2022	277,774	$120.92
Issued	1,630	117.45
Granted	159,640	114.22
Dividend equivalents	5,695	112.11
Forfeited	(13,752)	121.41
Vested	(129,583)	112.24
Outstanding at June 30, 2023	301,404	$118.55

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance Stock Units

The 2018 Plan provides for performance stock units ("PSUs") that vest at a specific future date based on achievement of specified performance conditions. Transactions in PSUs under the 2018 Plan are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2022	162,381	$120.12
Granted	140,953	108.42
Dividend equivalents	3,727	112.19
Forfeited	(3,245)	96.55
Vested	(100,046)	101.11
Outstanding at June 30, 2023	203,770	$122.57

Stock Repurchase Program

On May 19, 2022, the Company's Board of Directors authorized a stock repurchase program granting the Company authority to repurchase up to $200.0 million of the Company's common stock over a three-year period, ending on May 19, 2025. The timing of stock repurchases and the number of shares will depend upon the market conditions and other factors. Share repurchases, if any, will be made in the open market and in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program may be modified, suspended, or terminated at any time by the Board of Directors. In 2022, the Company purchased 253,490 shares at a weighted average price of $94.89 per share, totaling $24.1 million. No purchases were made during the six months ended June 30, 2023.

12.    SEGMENT REPORTING

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

The OEM Segment, which accounted for 76 percent and 84 percent of consolidated net sales for the six months ended June 30, 2023 and 2022, respectively, manufactures and distributes a broad array of engineered components for the leading OEMs in the recreation, transportation products, and housing markets, consisting primarily of RVs and adjacent industries, including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing. Approximately 44 percent of the Company's OEM Segment net sales for the six months ended June 30, 2023 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 24 percent and 16 percent of consolidated net sales for the six months ended June 30, 2023 and 2022, respectively, supplies engineered components to the related aftermarket channels of the recreation, transportation products, and housing markets, primarily to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, tankless water heaters, and the sale of replacement glass and awnings to fulfill insurance claims.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the Company's revenues disaggregated by segment and geography based on the billing address of the Company's customers:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$326,824	$11,915	$338,739	$800,315	$14,194	$814,509
Motorhomes	40,689	30,496	71,185	64,008	27,472	91,480
Adjacent Industries OEMs	298,355	50,729	349,084	323,715	46,574	370,289
Total OEM Segment net sales	665,868	93,140	759,008	1,188,038	88,240	1,276,278
Aftermarket Segment:
Total Aftermarket Segment net sales	234,901	20,730	255,631	240,246	19,626	259,872
Total net sales	$900,769	$113,870	$1,014,639	$1,428,284	$107,866	$1,536,150

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$641,806	$27,486	$669,292	$1,737,950	$29,785	$1,767,735
Motorhomes	84,693	56,043	140,736	124,154	54,580	178,734
Adjacent Industries OEMs	607,820	99,332	707,152	635,363	91,028	726,391
Total OEM Segment net sales	1,334,319	182,861	1,517,180	2,497,467	175,393	2,672,860
Aftermarket Segment:
Total Aftermarket Segment net sales	435,388	35,381	470,769	470,413	37,445	507,858
Total net sales	$1,769,707	$218,242	$1,987,949	$2,967,880	$212,838	$3,180,718
(a) Net sales to customers in the United States of America
(b) Net sales to customers in countries domiciled outside of the United States of America

The following table presents the Company's operating profit by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Operating profit:
OEM Segment	$18,642	$190,577	$17,921	$435,951
Aftermarket Segment	36,532	28,212	57,296	52,539
Total operating profit	$55,174	$218,789	$75,217	$488,490

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the Company's revenue disaggregated by product:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
OEM Segment:
Chassis, chassis parts, and slide-out mechanisms	$202,735	$486,591	$400,791	$1,046,311
Windows and doors	220,094	301,985	438,705	632,343
Furniture and mattresses	125,346	229,520	265,909	471,746
Axles and suspension solutions	88,635	93,378	164,384	190,423
Other	122,198	164,804	247,391	332,037
Total OEM Segment net sales	759,008	1,276,278	1,517,180	2,672,860
Total Aftermarket Segment net sales	255,631	259,872	470,769	507,858
Total net sales	$1,014,639	$1,536,150	$1,987,949	$3,180,718

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

LCI Industries ("LCII" and collectively with its subsidiaries, the "Company," "we," "us," or "our"), through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI," or "Lippert"), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers ("OEMs") in the recreation, transportation products, and housing markets, consisting primarily of recreational vehicles ("RVs") and adjacent industries, including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing. We also supply engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet.

We have two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant. At June 30, 2023, we operated over 120 manufacturing and distribution facilities located throughout North America and Europe. See Note 12 of the Notes to Condensed Consolidated Financial Statements for further information regarding our segments.

Our OEM Segment manufactures or distributes a broad array of engineered components for the leading OEMs of RVs and adjacent industries, including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing. Approximately 58 percent of our OEM Segment net sales for the twelve months ended June 30, 2023 were of components for travel trailer and fifth-wheel RVs, including:

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
The Aftermarket Segment supplies many of these engineered components to the related aftermarket channels of the recreation, transportation products, and housing markets, primarily to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, tankless water heaters, and the sale of replacement glass and awnings to fulfill insurance claims.

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

Negative conditions in the general economy in the United States or abroad, including conditions resulting from financial and credit market fluctuations, increased inflation and interest rates, changes in economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, including heightened tensions between China and Taiwan, the occurrence of a natural disaster or global public health crisis, such as the COVID-19 pandemic, or armed

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
conflicts, such as the conflict between Russia and Ukraine, have negatively impacted, and could continue to negatively impact, the Company’s business, liquidity, financial condition and results of operations.

INDUSTRY BACKGROUND

OEM Segment

North American Recreational Vehicle Industry

An RV is a vehicle designed as temporary living quarters for recreational, camping, travel or seasonal use. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers, and truck campers).
The annual sales cycle for the RV industry generally starts in October after the "Open House" in Elkhart, Indiana where many of the largest RV OEMs display product to RV retail dealers and ends after the conclusion of the summer selling season in September in the following calendar year. Between October and March, industry-wide wholesale shipments of travel trailer and fifth-wheel RVs have historically exceeded retail sales as dealers build inventories to support anticipated sales. Between April and September, the spring and summer selling seasons, retail sales of travel trailer and fifth-wheel RVs have historically exceeded industry-wide wholesale shipments. Due to the COVID-19 pandemic, the 2021 and 2020 Open Houses were canceled, but an Open House was held in September 2022, and this year's Open House is scheduled for September 2023. The seasonality of the RV industry has been impacted by the COVID-19 pandemic, and the timing of a return to historical seasonality is not possible to predict at this time.
According to the Recreation Vehicle Industry Association ("RVIA"), industry-wide wholesale shipments from the United States of travel trailer and fifth-wheel RVs, our primary RV market, decreased 54 percent to 132,800 units in the first six months of 2023, compared to the first six months of 2022, primarily due to decreased retail demand. Retail demand for travel trailer and fifth-wheel RVs decreased 21 percent in the first six months of 2023 compared to the same period in 2022. Retail demand has declined from recent elevated levels, partially driven by rising interest rates impacting retail consumers. Retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.
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

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended June 30, 2023	71,600	(46)%	105,300	(19)%	(33,700)
Quarter ended March 31, 2023	61,200	(60)%	71,400	(25)%	(10,200)
Quarter ended December 31, 2022	62,000	(52)%	59,000	(23)%	3,000
Quarter ended September 31, 2022	73,400	(46)%	106,000	(19)%	(32,600)
Twelve months ended June 30, 2023	268,200	(51)%	341,700	(21)%	(73,500)

Quarter ended June 30, 2022	133,800	0%	129,600	(28)%	4,200
Quarter ended March 31, 2022	152,400	16%	95,000	(17)%	57,400
Quarter ended December 31, 2021	130,400	13%	76,700	(14)%	53,700
Quarter ended September 30, 2021	136,000	24%	131,000	(18)%	5,000
Twelve months ended June 30, 2022	552,600	13%	432,300	(20)%	120,300

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first six months of 2023 decreased 17 percent to 25,500 units compared to the first six months of 2022. Retail demand for motorhome RVs decreased 12 percent year-over-year in the first six months of 2023, compared to a 11 percent year-over-year decrease in retail demand in the

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
same period of 2022. We believe the decline in retail demand has been partially driven by inflation and rising interest rates impacting retail consumers.

Our current estimate for full-year 2023 industry-wide wholesale shipments from the United States of travel trailer, fifth-wheel, and motorhome RVs is approximately 290,000 to 310,000 units. This estimate is based on the current RVIA forecast and suggests a decrease of 41 to 37 percent compared to actual wholesale shipments in 2022. This projected decline is being driven by current dealer inventory levels, inflation, and rising interest rates impacting retail consumers.

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

We currently expect economic uncertainty to negatively impact consumer discretionary purchases such as trailers and boats as we progress further into the second half of 2023; however, we currently anticipate that production of manufactured homes, buses, and trains should remain at or near current run rates through 2023.

Aftermarket Segment

Many of our OEM Segment products are also sold through various aftermarket channels of the recreation, transportation products, and housing markets, primarily to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. This includes discretionary accessories and replacement service parts. We have teams dedicated to product, technical, and installation training as well as marketing support for our Aftermarket Segment customers. We also support multiple call centers to provide responses to customers for product, delivery, and technical support. This support is designed for a rapid response to critical repairs, so customer downtime is minimal. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, tankless water heaters, and the sale of replacement glass and awnings to fulfill insurance claims. Many of the optional upgrades and non-critical replacement parts for RVs are purchased outside the normal product selling season, thereby causing certain Aftermarket Segment sales to be counter-seasonal, but this has been, and may in the future be, different as a result of the COVID-19 pandemic and the continuing impact of market and supply chain disruptions.

According to Go RVing, estimated RV ownership in the United States as of 2020 had increased to over 11 million households. This vibrant market is a key driver for aftermarket sales, as we anticipate owners will likely upgrade their units as well as replace parts and accessories which have been subjected to normal wear and tear.

We currently expect to see a slight increase in aftermarket sales over prior year levels in the second half of 2023 as distribution channel inventories stabilize. We expect these gains will be tempered by the impact of inflation and rising interest rates on consumers' discretionary spending.

RESULTS OF OPERATIONS

Consolidated Highlights

•Consolidated net sales in the second quarter of 2023 were $1.0 billion, 34 percent lower than consolidated net sales for the same period of 2022 of $1.5 billion. The decrease was primarily driven by a nearly 44 percent decrease in North American RV wholesale shipments and decreased selling prices which are indexed to select commodities, partially offset by acquisitions. Net sales from acquisitions completed in the twelve months ended June 30, 2023 contributed approximately $17.2 million in the second quarter of 2023.
•Net income for the second quarter of 2023 was $33.4 million, or $1.31 per diluted share, compared to net income of $154.5 million, or $6.06 per diluted share, for the same period of 2022.
•Consolidated operating profit during the second quarter of 2023 was $55.2 million, compared to $218.8 million in the same period of 2022. Operating profit margin was 5.4 percent in the second quarter of 2023 compared to 14.2 percent in the same period of 2022. The decrease was primarily due to decreased selling prices which are indexed

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
to select commodities and the impact of fixed costs on reduced organic sales, partially offset by decreases in material commodity costs.
•The cost of steel consumed in certain of our manufactured components decreased in the second quarter of 2023 compared to the same period of 2022. Raw material costs are subject to continued fluctuation and impact certain contractual selling prices which are indexed to select commodities.
•The effective tax rate of 25.4 percent for the six months ended June 30, 2023 was lower than the comparable prior year period of 26.3 percent, primarily due to an increased discrete benefit related to the cash surrender value of life insurance, as discussed below under "Income Taxes."
•In June 2023, we paid a quarterly dividend of $1.05 per share, aggregating to $26.6 million.
•We made net repayments of long-term indebtedness of $179.2 million year-to-date through June 30, 2023.

OEM Segment - Second Quarter

Net sales of the OEM Segment in the second quarter of 2023 decreased $517.3 million, compared to the same period of 2022. Net sales of components to the following OEMs markets for the three months ended June 30 were:

(In thousands)	2023	2022	Change
RV OEMs:
Travel trailers and fifth-wheels	$338,739	$814,509	(58)%
Motorhomes	71,185	91,480	(22)%
Adjacent Industries OEMs	349,084	370,289	(6)%
Total OEM Segment net sales	$759,008	$1,276,278	(41)%

According to the RVIA, industry-wide wholesale unit shipments for the three months ended June 30 were:

	2023	2022	Change
Travel trailer and fifth-wheels	71,600	133,800	(46)%
Motorhomes	12,100	14,800	(18)%

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

Content per:	2023	2022	Change
Travel trailer and fifth-wheel	$5,487	$5,379	2%
Motorhome	$3,760	$3,557	6%

Our average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by changes in selling prices for our products, market share gains, and acquisitions.

Our decrease in net sales to RV OEMs during the second quarter of 2023 was driven by a 44 percent reduction in North American wholesale shipments during the second quarter of 2023, driven by current dealer inventory levels, inflation, and rising interest rates impacting retail consumers. The decrease was partially offset by average product content expansion.

Our decrease in net sales to OEMs in Adjacent Industries during the second quarter of 2023 was primarily due to lower sales to North American marine OEMs and in manufactured housing, driven by inflation and rising interest rates impacting retail consumers.

Operating profit of the OEM Segment was $18.6 million in the second quarter of 2023, a decrease of $171.9 million compared to operating profit of the OEM Segment of $190.6 million in the same period of 2022. The operating profit margin of the OEM Segment in the second quarter of 2023 decreased to 2.5 percent compared to the operating profit margin of 14.9 percent for the same period of 2022 and was negatively impacted by:

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
•Selling prices contractually tied to indices of select commodities decreased, resulting in a decrease in operating profit of $83.1 million compared to the same period of 2022.
•The impact of fixed costs on reduced organic sales, which decreased operating profit by $27.8 million related to fixed selling, general, and administrative costs and $22.9 million related to fixed production overhead costs.
•Sales mix increase of lower margin products, which negatively impacted operating profit by $8.3 million.
Partially offset by:
•Decreases in material commodity costs, which positively impacted operating profit by $37.3 million, primarily related to decreased steel costs.
•A reduction in general and administrative costs resulting in an increase in operating profit of $7.8 million compared to the same period of 2022.
•Price increases to targeted products, resulting in an increase in operating profit of $4.4 million compared to the same period of 2022.
•A decrease in production labor primarily related to reduced overtime and temporary staffing, resulting in an increase in operating profit of $1.9 million compared to the same period of 2022.
Amortization expense on intangible assets for the OEM Segment was $10.2 million in the second quarter of 2023, compared to $10.1 million in the same period in 2022. Depreciation expense on fixed assets for the OEM Segment was $14.7 million in the second quarter of 2023, compared to $14.4 million in the same period of 2022.

OEM Segment – Year to Date

Net sales of the OEM Segment in the first six months of 2023 decreased 43 percent, or $1.2 billion, compared to the first six months of 2022. Net sales of components to OEMs were to the following markets for the six months ended June 30:

(In thousands)	2023	2022	Change
RV OEMs:
Travel trailers and fifth-wheels	$669,292	$1,767,735	(62)%
Motorhomes	140,736	178,734	(21)%
Adjacent Industries OEMs	707,152	726,391	(3)%
Total OEM Segment net sales	$1,517,180	$2,672,860	(43)%

According to the RVIA, industry-wide wholesale unit shipments for the six months ended June 30 were:

	2023	2022	Change
Travel trailer and fifth-wheel RVs	132,800	286,200	(54)%
Motorhomes	25,500	30,700	(17)%

Our decrease in net sales to RV OEMs during the first six months of 2023 was driven by a 50 percent reduction in North American wholesale shipments during the first six months of 2023, driven by current dealer inventory levels, inflation, and rising interest rates impacting retail consumers. The decrease was partially offset by average product content expansion.

Our decrease in net sales to OEMs in Adjacent Industries during the first six months of 2023 was primarily due to lower sales to North American marine OEMs and in manufactured housing, driven by inflation and rising interest rates impacting retail consumers. We continue to believe there are significant opportunities in Adjacent Industries.

Operating profit of the OEM Segment was $17.9 million in the first six months of 2023, a decrease of $418.0 million compared to the same period of 2022. The operating profit margin of the OEM Segment in the first six months of 2023 decreased to 1.2 percent, compared to 16.3 percent for the same period of 2022, and was negatively impacted by:
•Selling prices contractually tied to indices of select commodities decreased, resulting in a decrease in operating profit of $149.2 million compared to the same period of 2022.
•The impact of fixed costs on reduced organic sales, which decreased operating profit by $59.7 million related to fixed selling, general, and administrative costs and $51.5 million related to fixed production overhead costs.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
•Incremental costs incurred due to volatile OEM schedules resulting in a decrease in operating profit of $20.2 million compared to the same period of 2022.
•Sales mix increase of lower margin products from recent acquisitions and related integration costs, which negatively impacted operating profit by $12.3 million.
Partially offset by:
•Decreases in material commodity costs, which positively impacted operating profit by $57.6 million, primarily related to decreased steel costs.
•A reduction in general and administrative costs resulting in an increase in operating profit of $11.6 million compared to the same period of 2022.
•Pricing changes to targeted products, resulting in an increase in operating profit of $4.1 million compared to the same period of 2022.
Amortization expense on intangible assets for the OEM Segment was $20.7 million in the first six months of 2023, compared to $20.2 million in the same period of 2022. Depreciation expense on fixed assets for the OEM Segment was $29.0 million in the first six months of 2023, compared to $28.9 million in the same period of 2022.

Aftermarket Segment - Second Quarter

Net sales of the Aftermarket Segment in the second quarter of 2023 decreased by $4.2 million, compared to the same period of 2022. Net sales of components in the Aftermarket Segment were as follows for the three months ended June 30:

(In thousands)	2023	2022	Change
Total Aftermarket Segment net sales	$255,631	$259,872	(2)%

Net sales of the Aftermarket Segment for the second quarter of 2023 were slightly lower than the same period in 2022, driven by inflationary pressures impacting consumer demand.

Operating profit of the Aftermarket Segment was $36.5 million in the second quarter of 2023, an increase of $8.3 million compared to the same period of 2022. The operating profit margin of the Aftermarket Segment was 14.3 percent in the second quarter of 2023, compared to 10.9 percent in the same period in 2022, and was positively impacted by:
•Decreases in material commodity costs, which positively impacted operating profit by $9.5 million, primarily related to decreased steel costs.
•Pricing changes to targeted products, resulting in an increase in operating profit of $2.6 million compared to the same period of 2022.
Partially offset by:
•The impact of fixed costs on reduced organic sales, which decreased operating profit by $1.0 million related to fixed selling, general, and administrative costs and $0.4 million related to fixed production overhead costs.
•Increases in production overhead costs in the current period resulting from investments to expand capacity over the past year, which negatively impacted operating profit by $0.7 million in the current period.
Amortization expense on intangible assets for the Aftermarket Segment was $4.0 million in the second quarter of 2023, compared to $3.8 million in the same period of 2022. Depreciation expense on fixed assets for the Aftermarket Segment was $4.2 million in the second quarter of 2023, compared to $3.6 million in the same period of 2022.

Aftermarket Segment – Year to Date

Net sales of the Aftermarket Segment in the first six months of 2023 decreased 7 percent, or $37.1 million, compared to the same period of 2022. Net sales of components in the Aftermarket Segment were as follows for the six months ended June 30:

(In thousands)	2023	2022	Change
Total Aftermarket Segment net sales	$470,769	$507,858	(7)%

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Net sales of the Aftermarket Segment decreased during the first six months of 2023 primarily driven by lower volumes within the truck and marine markets due to fully stocked distribution channels and the impacts of inflation and rising interest rates on consumers' discretionary spending.
Operating profit of the Aftermarket Segment was $57.3 million in the first six months of 2023, an increase of $4.8 million compared to the same period of 2022. The operating profit margin of the Aftermarket Segment was 12.2 percent in the first six months of 2023, compared to 10.3 percent in the same period in 2022, and was positively impacted by:
•Decreases in material commodity costs, which positively impacted operating profit by $12.7 million, primarily related to decreased steel and aluminum costs.
•Pricing changes to targeted products, resulting in an increase in operating profit of $6.7 million compared to the same period of 2022.
•Partially offset by:
•The impact of fixed costs due to reduced organic volumes, which decreased operating profit by $7.3 million related to fixed selling, general, and administrative costs and $2.4 million related to fixed overhead costs.
•Higher production facility costs in the current period resulting from investments to expand capacity over the past year, which reduced operating profit by $2.0 million in the current period.
Amortization expense on intangible assets for the Aftermarket Segment was $7.8 million in the first six months of 2023, compared to $7.6 million in the same period of 2022. Depreciation expense on fixed assets for the Aftermarket Segment was $8.1 million in the first six months of 2023, compared to $7.1 million in the same period of 2022.

Interest Expense

Interest expense, net was $20.6 million for the six months ended June 30, 2023, compared to $12.4 million in the same period of 2022. The increase in interest expense was primarily due to higher global interest rates on our adjustable rate Term Loan (as defined in Note 8 of the Notes to Condensed Consolidated Financial Statements) and revolving credit facility, partially offset by principal payments on the Term Loan, net repayments on our revolving credit facility, and the payoff of the shelf loan balance in March 2022. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

Income Taxes

The effective tax rates for the six months ended June 30, 2023 and 2022 were 25.4 percent and 26.3 percent, respectively. The effective tax rate for the six months ended June 30, 2023 differed from the Federal statutory rate primarily due to state taxes, foreign taxes, and non-deductible expenses, partially offset by the recognition of excess tax benefits on stock-based compensation as a component of the provision for income taxes, and Federal and Indiana research and development credits. The decrease in the effective tax rate for the six months ended June 30, 2023 as compared to the same period in 2022 was primarily due to an increased benefit related to the cash surrender value of life insurance.

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

As of June 30, 2023, we had $22.1 million in cash and cash equivalents, and $270.0 million of availability under our revolving credit facility under the Credit Agreement (as defined in Note 8 of the Notes to Condensed Consolidated Financial Statements). We also have the ability to request an increase to the revolving and/or incremental term loan facilities by up to an additional $400.0 million in the aggregate upon approval of the lenders providing any such increase and the satisfaction of

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
certain other conditions. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

We believe the availability under the revolving credit facility under the Credit Agreement, along with our cash flows from operations, are adequate to finance our anticipated cash requirements for the next twelve months.

The Condensed Consolidated Statements of Cash Flows reflect the following for the six months ended June 30:

(In thousands)	2023	2022
Net cash flows provided by operating activities	$273,565	$347,971
Net cash flows used in investing activities	(55,589)	(120,422)
Net cash flows used in financing activities	(243,319)	(234,390)
Effect of exchange rate changes on cash and cash equivalents	(62)	(1,067)
Net decrease in cash and cash equivalents	$(25,405)	$(7,908)

Cash Flows from Operations
Net cash flows provided by operating activities were $273.6 million in the first six months of 2023, compared to $348.0 million in the first six months of 2022. The decrease in net cash flows provided by operating activities was primarily due to a decrease in net income of $310.0 million. The decrease in net income was partially offset by the net change in assets and liabilities, net of acquired businesses, as it generated $235.8 million more cash in the first six months of 2023 compared to the same period in 2022. The primary provider of cash generated from net assets in the first six months of 2023 was the decrease in inventory of $209.3 million, due to decreasing commodity and freight costs and initiatives to reduce inventory as RV production demand has slowed from record levels seen during the first half of 2022. The primary use of cash in net assets was the increase of $81.0 million in accounts receivable due to seasonally higher sales in the first six months of 2023.
Depreciation and amortization was $65.5 million in the first six months of 2023, and is expected to be approximately $130 to $140 million for the full year 2023. Non-cash stock-based compensation expense in the first six months of 2023 was $9.1 million. Non-cash stock-based compensation expense is expected to be approximately $18 to $23 million for the full year 2023.

Cash Flows from Investing Activities
Cash flows used in investing activities of $55.6 million in the first six months of 2023 were primarily comprised of $34.1 million for capital expenditures and $25.9 million for the acquisitions of businesses. Cash flows used in investing activities of $120.4 million in the first six months of 2022 were primarily comprised of $70.8 million for capital expenditures and $51.8 million for the acquisitions of businesses, net of cash acquired.
Our capital expenditures are primarily for replacement and growth. Over the long term, based on our historical capital expenditures, the replacement portion has averaged approximately one to two percent of net sales, while the growth portion has averaged approximately two to three percent of net sales. However, there are many factors that can impact the actual spending compared to these historical averages. We estimate full year 2023 capital expenditures of $60 to $80 million, including investments in automation and lean projects.
Capital expenditures and acquisitions in the first six months of 2023 were funded by cash generated from operations and borrowings under our Credit Agreement. Capital expenditures and acquisitions in the remainder of fiscal year 2023 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under our revolving credit facility as needed.

Cash Flows from Financing Activities
Cash flows used in financing activities of $243.3 million in the first six months of 2023 were primarily comprised of $168.5 million in net repayments under our revolving credit facility, payments of quarterly dividends of $53.2 million, $10.7 million in repayments under our Term Loan and other borrowings, and cash outflows of $9.6 million related to vesting of stock-based awards, net of shares tendered for payment of taxes.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Cash flows used in financing activities of $234.4 million in the first six months of 2022 were primarily comprised of $107.1 million in net repayments under our revolving credit facility, $60.9 million in repayments under our shelf loan, Term Loan, and other borrowings, payments of quarterly dividends of $49.6 million, and cash outflows of $10.8 million related to vesting of stock-based awards, net of shares tendered for payment of taxes.
The Credit Agreement includes both financial and non-financial covenants. The covenants dictate that we shall not permit our net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. On May 23, 2023, we entered into an amendment to the Credit Agreement that, among other things, provided for adjustments to certain of the financial covenants by increasing the maximum total net leverage ratio and decreasing the minimum debt service coverage ratio, in each case for the two fiscal quarters ending June 30, 2023 and September 30, 2023. At June 30, 2023, we were in compliance with all financial covenants. The amendment to the Credit Agreement also provided for the transition from LIBOR to term SOFR as the benchmark rate for purposes of calculating interest on certain outstanding borrowings.
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

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by us which are made from these raw materials, are influenced by demand and other factors specific to these commodities, as well as by inflationary pressures. We experienced reduced prices of these commodities in the first six months of 2023, but prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. As a result, while we currently expect commodity prices in upcoming quarters in 2023 to remain generally consistent with prices in the first six months of 2023, there can be no assurance that raw material costs will not increase. Please see "Results of Operations" above for additional information regarding the impact of raw material costs on our results of operations for the first six months of 2023.

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

LCI INDUSTRIES
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in short-term interest rates on our variable rate debt. Depending on the interest rate option selected as more fully described in Note 8 of the Notes to Condensed Consolidated Financial Statements, interest is charged based on an indexed rate plus an applicable margin. Assuming a hypothetical increase of 0.25 percent in the indexed interest rate (which approximates a seven percent increase of the weighted-average interest rate on our borrowings as of June 30, 2023), our results of operations would not be materially affected.
We are also exposed to changes in the prices of raw materials, specifically steel and aluminum. We have, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in steel and aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. We had no outstanding derivative instruments on commodities at June 30, 2023 and December 31, 2022.
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
As of the end of the period covered by this Form 10-Q, we performed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
b.Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LCI INDUSTRIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, we are subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2023, would not be material to our financial position or results of operations.

ITEM 1A – RISK FACTORS

There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the SEC on February 24, 2023.

ITEM 5 - OTHER INFORMATION

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6 – EXHIBITS

a)    Exhibits as required by item 601 of Regulation S-K:

1	3.1	LCI Industries Restated Certificate of Incorporation, as amended effective December 30, 2016 (incorporated by reference to Exhibit 3.1 included in the Registrant’s Form 10-K for the year ended December 31, 2016).
2	3.2	Amended and Restated Bylaws of LCI Industries, effective March 9, 2023 (incorporated by reference to Exhibit 3.2 included in the Registrant's Form 10-Q filed on May 9, 2023).
3	10.1	Amendment No. 5 to Fourth Amended and Restated Credit Agreement, dated as of May 23, 2023, by and among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries Pte. Ltd., each other Subsidiary of the Company listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed on May 24, 2023).
4	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).
5	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).
6	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code.
7	32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code.
8	101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements.

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
August 8, 2023