Form 10-Q
period 2023-09-30
LCI INDUSTRIES
filed 2023-11-07
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (October 31, 2023) was 25,324,579 shares of common stock.

LCI INDUSTRIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(In thousands, except per share amounts)

Net sales	$959,315	$1,132,079	$2,947,264	$4,312,797
Cost of sales	748,367	879,025	2,332,125	3,186,415
Gross profit	210,948	253,054	615,139	1,126,382
Selling, general and administrative expenses	165,358	165,479	494,332	550,317
Operating profit	45,590	87,575	120,807	576,065
Interest expense, net	10,325	6,910	30,968	19,353
Income before income taxes	35,265	80,665	89,839	556,712
Provision for income taxes	9,378	19,273	23,267	144,609
Net income	$25,887	$61,392	$66,572	$412,103

Net income per common share:
Basic	$1.02	$2.41	$2.63	$16.23
Diluted	$1.02	$2.40	$2.62	$16.15

Weighted average common shares outstanding:
Basic	25,340	25,447	25,293	25,398
Diluted	25,504	25,600	25,405	25,520

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(In thousands)

Net income	$25,887	$61,392	$66,572	$412,103
Other comprehensive income (loss):
Net foreign currency translation adjustment	(2,995)	(12,197)	(232)	(28,767)
Actuarial gain (loss) on pension plans	—	(125)	100	13,860
Total comprehensive income	$22,892	$49,070	$66,440	$397,196

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2023	2022
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$31,242	$47,499
Accounts receivable, net of allowances of $7,491 and $5,904 at September 30, 2023 and December 31, 2022, respectively	338,847	214,262
Inventories, net	791,884	1,029,705
Prepaid expenses and other current assets	68,666	99,310
Total current assets	1,230,639	1,390,776
Fixed assets, net	472,518	482,185
Goodwill	579,912	567,063
Other intangible assets, net	462,412	503,320
Operating lease right-of-use assets	233,740	247,007
Other long-term assets	54,586	56,561
Total assets	$3,033,807	$3,246,912

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term indebtedness	$566	$23,086
Accounts payable, trade	198,914	143,529
Current portion of operating lease obligations	34,642	35,447
Accrued expenses and other current liabilities	179,894	219,238
Total current liabilities	414,016	421,300
Long-term indebtedness	908,245	1,095,888
Operating lease obligations	211,289	222,478
Deferred taxes	25,281	30,580
Other long-term liabilities	102,836	95,658
Total liabilities	1,661,667	1,865,904
Stockholders' equity
Common stock, par value $.01 per share	287	285
Paid-in capital	240,972	234,956
Retained earnings	1,206,525	1,221,279
Accumulated other comprehensive income	6,572	6,704
Stockholders' equity before treasury stock	1,454,356	1,463,224
Treasury stock, at cost	(82,216)	(82,216)
Total stockholders' equity	1,372,140	1,381,008
Total liabilities and stockholders' equity	$3,033,807	$3,246,912

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$66,572	$412,103
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	98,818	95,966
Stock-based compensation expense	14,027	20,564
Deferred taxes	—	(2,401)
Other non-cash items	4,611	1,174
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(121,914)	(18,128)
Inventories, net	246,155	26,508
Prepaid expenses and other assets	31,237	31,304
Accounts payable, trade	54,817	(82,054)
Accrued expenses and other liabilities	(5,060)	471
Net cash flows provided by operating activities	389,263	485,507
Cash flows from investing activities:
Capital expenditures	(50,060)	(103,748)
Acquisitions of businesses	(25,851)	(55,709)
Other investing activities	4,284	2,137
Net cash flows used in investing activities	(71,627)	(157,320)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(9,591)	(10,805)
Proceeds from revolving credit facility	248,900	844,900
Repayments under revolving credit facility	(414,554)	(1,001,040)
Repayments under shelf loan, term loan, and other borrowings	(45,767)	(65,852)
Payment of dividends	(79,744)	(76,273)
Payment of contingent consideration and holdbacks related to acquisitions	(31,857)	(57,328)
Other financing activities	(834)	1,468
Net cash flows used in financing activities	(333,447)	(364,930)
Effect of exchange rate changes on cash and cash equivalents	(446)	(2,750)
Net decrease in cash and cash equivalents	(16,257)	(39,493)
Cash and cash equivalents at beginning of period	47,499	62,896
Cash and cash equivalents at end of period	$31,242	$23,403
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$29,459	$16,326
Cash paid during the period for income taxes, net of refunds	$7,531	$144,121
Purchase of property and equipment in accrued expenses	$451	$2,019

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

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2022	$285	$234,956	$1,221,279	$6,704	$(82,216)	$1,381,008
Net income	—	—	7,259	—	—	7,259
Issuance of 119,091 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(8,889)	—	—	—	(8,888)
Stock-based compensation expense	—	4,695	—	—	—	4,695
Other comprehensive income	—	—	—	2,000	—	2,000
Cash dividends ($1.05 per share)	—	—	(26,563)	—	—	(26,563)
Dividend equivalents on stock-based awards	—	532	(532)	—	—	—
Balance - March 31, 2023	$286	$231,294	$1,201,443	$8,704	$(82,216)	$1,359,511
Net income	—	—	33,426	—	—	33,426
Issuance of 26,445 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	—	(697)	—	—	—	(697)
Stock-based compensation expense	—	4,385	—	—	—	4,385
Other comprehensive income	—	—	—	863	—	863
Cash dividends ($1.05 per share)	—	—	(26,591)	—	—	(26,591)
Dividend equivalents on stock-based awards	—	525	(525)	—	—	—
Balance - June 30, 2023	$286	$235,507	$1,207,753	$9,567	$(82,216)	$1,370,897
Net income	—	—	25,887	—	—	25,887
Issuance of 146 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(7)	—	—	—	(6)
Stock-based compensation expense	—	4,947	—	—	—	4,947
Other comprehensive loss	—	—	—	(2,995)	—	(2,995)
Cash dividends ($1.05 per share)	—	—	(26,590)	—	—	(26,590)
Dividend equivalents on stock-based awards	—	525	(525)	—	—	—
Balance - September 30, 2023	$287	$240,972	$1,206,525	$6,572	$(82,216)	$1,372,140

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries ("LCII" and collectively with its subsidiaries, the "Company," "we," "us," or "our"). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI," or "Lippert"), supplies, domestically and internationally, a broad array of engineered components for the leading original equipment manufacturers ("OEMs") in the recreation, transportation products, and housing markets, consisting primarily of recreational vehicles ("RVs") and adjacent industries including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. At September 30, 2023, the Company operated 120 manufacturing and distribution facilities located throughout North America and Europe.

Most industries where the Company sells products or where its products are used historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, the Company's sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, current and future seasonal industry trends have been, and may in the future be, different than in prior years due to various factors, including fluctuations in dealer inventories and the timing of dealer orders, the impact of international, national, and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, the impact of severe weather conditions on the timing of industry-wide shipments from time to time, as well other factors such as a global health crisis or natural disaster. Additionally, many of the optional upgrades and non-critical replacement parts for RVs are purchased outside the normal product selling season, thereby causing certain Aftermarket Segment sales to be counter-seasonal.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Risks and Uncertainties

Negative conditions in the general economy in the United States or abroad, including conditions resulting from financial and credit market fluctuations, increased inflation and interest rates, changes in economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, including geopolitical tensions, armed conflicts, natural disasters or global public health crises, have negatively impacted, and could continue to negatively impact, the Company’s business, liquidity, financial condition and results of operations.

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

3.    EARNINGS PER SHARE

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Weighted average shares outstanding for basic earnings per share	25,340	25,447	25,293	25,398
Common stock equivalents pertaining to stock-based awards	164	153	112	122
Weighted average shares outstanding for diluted earnings per share	25,504	25,600	25,405	25,520

Equity instruments excluded from diluted net earnings per share calculation as the effect would have been antidilutive	167	113	164	112
For the Company's 1.125 percent convertible senior notes due 2026 (the "Convertible Notes") issued in May 2021, the dilutive effect is calculated using the if-converted method. The Company is required, pursuant to the indenture governing the Convertible Notes, dated May 13, 2021, by and between the Company and U.S. Bank National Association, as trustee (the "Indenture"), to settle the principal amount of the Convertible Notes in cash and may elect to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company's common stock, or a combination thereof. Under the if-converted method, the Company includes the number of shares required to satisfy the conversion obligation, assuming all the Convertible Notes are converted. Because the average closing price of the Company's common stock for each of the three and nine months ended September 30, 2023, which is used as the basis for determining the dilutive effect on earnings per share, was less than the conversion price of $165.65, all associated shares were antidilutive.

In conjunction with the issuance of the Convertible Notes, the Company, in privately negotiated transactions with certain commercial banks (the "Counterparties"), sold warrants to purchase 2.8 million shares of the Company's common stock (the "Warrants"). The Warrants have a strike price of $259.84 per share, subject to customary anti-dilution adjustments. For calculating the dilutive effect of the Warrants, the Company uses the treasury stock method. With this method, the Company assumes exercise of the Warrants at the beginning of the period, or at time of issuance if later, and issuance of shares of common stock upon exercise. Proceeds from the exercise of the Warrants are assumed to be used to repurchase shares of the Company's common stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be received upon the exercise of the Warrants less the number of shares repurchased, are included in diluted shares. For each of the three and nine months ended September 30, 2023, the average share price was below the Warrant strike price of $259.84 per share, and therefore 2.8 million shares were considered antidilutive.

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

4.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions Completed During the Nine Months Ended September 30, 2023

During the nine months ended September 30, 2023, the Company completed two acquisitions for an aggregate $25.8 million of cash purchase consideration, plus holdback payments of $0.5 million to be paid over two years. The preliminary purchase price allocations resulted in $16.7 million of goodwill (tax deductible). As these acquisitions are not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.

Acquisitions with Measurement Period Adjustments During the Nine Months Ended September 30, 2023
Way
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
During the nine months ended September 30, 2023, the Company adjusted the preliminary purchase price allocation reported in the Company's December 31, 2022 Annual Report on Form 10-K to account for updates to net working capital balances. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date. The purchase price allocation is subject to further adjustment for net working capital and the fair value of intangible assets as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).
Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2022	$399,736	$167,327	$567,063
Acquisitions – 2023	16,748	—	16,748
Measurement period adjustments	(2,905)	(143)	(3,048)
Foreign currency translation	(625)	(226)	(851)
Net balance – September 30, 2023	$412,954	$166,958	$579,912
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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Intangible Assets

Other intangible assets consisted of the following at September 30, 2023:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$508,625	$180,810	$327,815	6	to	20
Patents	118,914	67,164	51,750	3	to	20
Trade names (finite life)	98,169	25,503	72,666	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	10,334	8,085	2,249	3	to	6
Other	609	277	332	2	to	12
Other intangible assets	$744,251	$281,839	$462,412
Other intangible assets consisted of the following at December 31, 2022:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$520,273	$163,562	$356,711	6	to	20
Patents	121,167	62,841	58,326	3	to	20
Trade names (finite life)	97,810	21,380	76,430	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	11,584	7,698	3,886	3	to	6
Other	609	242	367	2	to	12
Other intangible assets	$759,043	$255,723	$503,320

5.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or net realizable value. Cost includes material, labor, and overhead. Inventories consisted of the following at:

	September 30,	December 31,
(In thousands)	2023	2022
Raw materials	$484,290	$600,601
Work in process	48,657	44,850
Finished goods	258,937	384,254
Inventories, net	$791,884	$1,029,705
At September 30, 2023 and December 31, 2022, the Company had recorded inventory obsolescence reserves of $63.0 million and $55.9 million, respectively.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.    FIXED ASSETS

Fixed assets consisted of the following at:

	September 30,	December 31,
(In thousands)	2023	2022
Fixed assets, at cost	$986,179	$945,255
Less accumulated depreciation and amortization	513,661	463,070
Fixed assets, net	$472,518	$482,185

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	September 30,	December 31,
(In thousands)	2023	2022
Employee compensation and benefits	$58,810	$77,804
Current portion of accrued warranty	44,209	35,148
Customer rebates	20,893	12,138
Deferred acquisition payments and contingent consideration*	2,581	34,013
Other	53,401	60,135
Accrued expenses and other current liabilities	$179,894	$219,238
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

(In thousands)	2023	2022
Balance at beginning of period	$54,528	$52,114
Provision for warranty expense	60,691	36,362
Warranty costs paid	(49,110)	(29,373)
Balance at end of period	66,109	59,103
Less long-term portion	(21,900)	(19,520)
Current portion of accrued warranty at end of period	$44,209	$39,583

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.    LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following:

	September 30,	December 31,
(In thousands)	2023	2022
Convertible Notes	$460,000	$460,000
Term Loan	330,000	375,000
Revolving Credit Loan	122,742	289,067
Other	3,258	3,959
Unamortized deferred financing fees	(7,189)	(9,052)
	908,811	1,118,974
Less current portion	(566)	(23,086)
Long-term indebtedness	$908,245	$1,095,888

Credit Agreement

The Company and certain of its subsidiaries are party to a credit agreement dated December 14, 2018 with JPMorgan Chase, N.A., as a lender and administrative agent, and other bank lenders (as amended, the "Credit Agreement"). The Credit Agreement provides for a $600.0 million revolving credit facility (of which $50.0 million is available for the issuance of letters of credit (the "LC Facility") and up to $400.0 million is available in approved foreign currencies). The Credit Agreement also provides for term loans (the "Term Loan") to the Company in an aggregate principal amount of $400.0 million. The maturity date of the Credit Agreement is December 7, 2026. The Term Loan is required to be repaid in an amount equal to 1.25 percent of the original principal amount of the Term Loan for the first eight quarterly periods commencing with the quarter ended December 31, 2021, 1.875 percent of the original principal amount of the Term Loan for the next eight quarterly periods, and then 2.50 percent of the original principal amount of the Term Loan of each additional payment until the maturity date. The Company prepaid $30.0 million of principal on the Term Loan during the three months ended September 30, 2023. This prepayment was applied to pay in full the scheduled principal amortization payments due through September 30, 2024. The Credit Agreement also permits the Company to request an increase to the revolving and/or term loan facility by up to an additional $400.0 million in the aggregate upon the approval of the lenders providing any such increase and the satisfaction of certain other conditions.

Borrowings under the Credit Agreement in U.S. dollars are designated from time to time by the Company as (i) base rate loans which bear interest at a base rate plus additional interest ranging from 0.0 percent to 0.875 percent (0.750 percent was applicable at September 30, 2023) depending on the Company’s total net leverage ratio or (ii) term benchmark loans which bear interest at term Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment of 0.1 percent for an interest period selected by the Company plus additional interest ranging from 0.875 percent to 1.875 percent (1.750 percent was applicable at September 30, 2023) depending on the Company’s total net leverage ratio. Foreign currency borrowings have the same additional interest margins applicable to term benchmark loans based on the Company's total net leverage ratio. At September 30, 2023, the Company had $4.6 million in issued, but undrawn, standby letters of credit under the LC Facility. Availability under the Company’s revolving credit facility, giving effect to certain limitations related to compliance with the maximum net leverage ratio covenant, was $178.5 million at September 30, 2023. A commitment fee ranging from 0.150 percent to 0.275 percent (0.250 percent was applicable at September 30, 2023) depending on the Company's total net leverage ratio accrues on the actual daily amount that the revolving commitment exceeds the revolving credit exposure.

Shelf-Loan Facility

The Company and certain of its subsidiaries had a $150.0 million shelf-loan facility (the "Shelf-Loan Facility") with PGIM, Inc. (formerly Prudential Investment Management, Inc.) and its affiliates ("Prudential"). On March 29, 2019, the Company issued $50.0 million of Series B Senior Notes (the "Series B Notes") to certain affiliates of Prudential for a term of

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

As of September 30, 2023, the conversion rate of the Convertible Notes was 6.1615 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes. The conversion rate of the Convertible Notes is subject to further adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture) or upon a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

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

The Convertible Notes are not registered securities nor listed on any securities exchange but may be actively traded by qualified institutional buyers. The fair value of the Convertible Notes of $425.5 million at September 30, 2023 was estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
General

At September 30, 2023, the fair value of the Company's long-term debt under the Credit Agreement approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

Pursuant to the Credit Agreement, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. On May 23, 2023, the Company entered into an amendment to the Credit Agreement that, among other things, provided for adjustments to certain of the financial covenants by increasing the maximum total net leverage ratio and decreasing the minimum debt service coverage ratio, in each case for the two fiscal quarters ending June 30, 2023 and September 30, 2023. At September 30, 2023, the Company was in compliance with all financial covenants.

The Credit Agreement includes a maximum net leverage ratio covenant which limits the amount of consolidated outstanding indebtedness that the Company may incur on a trailing twelve-month EBITDA. This limitation reduced the Company's remaining availability under its revolving credit facility at September 30, 2023. The Company believes the availability of $178.5 million under the revolving credit facility under the Credit Agreement, along with its cash flows from operations, are adequate to finance the Company's anticipated cash requirements for the next twelve months.

9.    LEASES

The Company leases certain manufacturing and warehouse facilities, administrative office space, semi-tractors, trailers, forklifts, and other equipment through operating leases with unrelated third parties. The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Operating lease expense	$14,796	$14,081	$45,710	$40,229
Short-term lease expense	1,140	2,019	3,927	5,793
Variable lease expense	1,154	1,175	3,354	2,824
Total lease expense	$17,090	$17,275	$52,991	$48,846

10.    COMMITMENTS AND CONTINGENCIES

Holdback Payments and Contingent Consideration

From time to time, the Company finances a portion of its business combinations with deferred acquisition payments ("holdback payments") and/or contingent earnout provisions. Holdback payments are accrued at their discounted present value. As required, the liability for contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods. See Note 4 - Acquisitions, Goodwill and Other Intangible Assets for information on certain holdback payments. Contingent consideration balances were not material at September 30, 2023.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2023, would not be material to the Company's financial position or results of operations.

11.    STOCKHOLDERS' EQUITY

The following table summarizes information about shares of the Company's common stock at:

	September 30,	December 31,
(In thousands)	2023	2022
Common stock authorized	75,000	75,000
Common stock issued	28,665	28,519
Treasury stock	3,341	3,341
Common stock outstanding	25,324	25,178

The table below summarizes the regular quarterly dividends declared and paid during the periods ended September 30, 2023 and December 31, 2022:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2022	$0.90	03/11/22	03/25/22	$22,870
Second Quarter 2022	1.05	06/03/22	06/17/22	26,702
Third Quarter 2022	1.05	09/02/22	09/16/22	26,701
Fourth Quarter 2022	1.05	12/02/22	12/16/22	26,453
Total 2022	$4.05			$102,726

First Quarter 2023	$1.05	03/10/23	03/24/23	$26,563
Second Quarter 2023	1.05	06/02/23	06/16/23	26,591
Third Quarter 2023	1.05	09/01/23	09/15/23	26,590
Total 2023	$3.15			$79,744

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(i) ratably over the service period or (ii) at a specified future date. In addition, DSUs are issued in lieu of certain cash compensation. Transactions in DSUs and RSUs under the 2018 Plan are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2022	277,774	$120.92
Issued	2,464	117.44
Granted	159,640	114.22
Dividend equivalents	8,275	114.46
Forfeited	(20,853)	121.11
Vested	(129,786)	112.28
Outstanding at September 30, 2023	297,514	$118.49

Performance Stock Units

The 2018 Plan provides for performance stock units ("PSUs") that vest at a specific future date based on achievement of specified performance conditions. Transactions in PSUs under the 2018 Plan are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2022	162,381	$120.12
Granted	140,953	108.42
Dividend equivalents	5,517	114.61
Forfeited	(3,245)	96.55
Vested	(100,046)	101.11
Outstanding at September 30, 2023	205,560	$122.57

Stock Repurchase Program

On May 19, 2022, the Company's Board of Directors authorized a stock repurchase program granting the Company authority to repurchase up to $200.0 million of the Company's common stock over a three-year period, ending on May 19, 2025. The timing of stock repurchases and the number of shares will depend upon the market conditions and other factors. Share repurchases, if any, will be made in the open market and in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program may be modified, suspended, or terminated at any time by the Board of Directors. In 2022, the Company purchased 253,490 shares at a weighted average price of $94.89 per share, totaling $24.1 million. No purchases were made during the nine months ended September 30, 2023.

12.    SEGMENT REPORTING

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

The OEM Segment, which accounted for 76 percent and 83 percent of consolidated net sales for the nine months ended September 30, 2023 and 2022, respectively, manufactures and distributes a broad array of engineered components for the leading OEMs in the recreation, transportation products, and housing markets, consisting primarily of RVs and adjacent industries, including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing. Approximately 46 percent of the Company's OEM Segment net sales for the nine months ended September 30, 2023 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 24 percent and 17 percent of consolidated net sales for the nine months ended September 30, 2023 and 2022, respectively, supplies engineered components to the related aftermarket channels of the recreation, transportation products, and housing markets, primarily to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, tankless water heaters, and the sale of replacement glass and awnings to fulfill insurance claims.

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

The following tables present the Company's revenues disaggregated by segment and geography based on the billing address of the Company's customers:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$352,774	$10,799	$363,573	$480,207	$13,308	$493,515
Motorhomes	40,254	25,415	65,669	60,964	21,958	82,922
Adjacent Industries OEMs	254,355	44,870	299,225	295,173	40,810	335,983
Total OEM Segment net sales	647,383	81,084	728,467	836,344	76,076	912,420
Aftermarket Segment:
Total Aftermarket Segment net sales	212,647	18,201	230,848	203,106	16,553	219,659
Total net sales	$860,030	$99,285	$959,315	$1,039,450	$92,629	$1,132,079

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$994,581	$38,285	$1,032,866	$2,218,157	$43,093	$2,261,250
Motorhomes	124,946	81,458	206,404	185,118	76,538	261,656
Adjacent Industries OEMs	862,176	144,202	1,006,378	930,536	131,838	1,062,374
Total OEM Segment net sales	1,981,703	263,945	2,245,648	3,333,811	251,469	3,585,280
Aftermarket Segment:
Total Aftermarket Segment net sales	648,034	53,582	701,616	673,519	53,998	727,517
Total net sales	$2,629,737	$317,527	$2,947,264	$4,007,330	$305,467	$4,312,797
(a) Net sales to customers in the United States of America
(b) Net sales to customers in countries domiciled outside of the United States of America

The following table presents the Company's operating profit by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Operating profit:
OEM Segment	$11,165	$65,186	$29,086	$501,137
Aftermarket Segment	34,425	22,389	91,721	74,928
Total operating profit	$45,590	$87,575	$120,807	$576,065

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the Company's revenue disaggregated by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
OEM Segment:
Chassis, chassis parts, and slide-out mechanisms	$202,429	$295,256	$603,221	$1,341,567
Windows and doors	214,135	244,011	652,840	876,354
Furniture and mattresses	104,266	179,710	370,175	651,456
Axles and suspension solutions	82,083	67,343	246,466	257,766
Other	125,554	126,100	372,946	458,137
Total OEM Segment net sales	728,467	912,420	2,245,648	3,585,280
Total Aftermarket Segment net sales	230,848	219,659	701,616	727,517
Total net sales	$959,315	$1,132,079	$2,947,264	$4,312,797

LCI INDUSTRIES
ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of Part I of this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

We have two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant. At September 30, 2023, we operated 120 manufacturing and distribution facilities located throughout North America and Europe. See Note 12 of the Notes to Condensed Consolidated Financial Statements for further information regarding our segments.

Our OEM Segment manufactures or distributes a broad array of engineered components for the leading OEMs of RVs and adjacent industries, including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing. Approximately 47 percent of our OEM Segment net sales for the twelve months ended September 30, 2023 were of components for travel trailer and fifth-wheel RVs, including:

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

Most industries where we sell products or where our products are used historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, our sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, current and future seasonal industry trends have been, and may in the future be, different than in prior years due to various factors, including fluctuations in dealer inventories and the timing of dealer orders, the impact of international, national, and regional economic conditions and consumer confidence on retail sales of RVs and other products for which the Company sells its components, the impact of severe weather conditions on the timing of industry-wide shipments from time to time, as well other factors such as a global health crisis or natural disaster. Additionally, many of the optional upgrades and non-critical replacement parts for RVs are purchased outside the normal product selling season, thereby causing certain Aftermarket Segment sales to be counter-seasonal.

Negative conditions in the general economy in the United States or abroad, including conditions resulting from financial and credit market fluctuations, increased inflation and interest rates, changes in economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, geopolitical tensions, armed conflicts,

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
natural disasters, or global public health crises, have negatively impacted, and could continue to negatively impact, the Company’s business, liquidity, financial condition and results of operations.

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
According to the Recreation Vehicle Industry Association ("RVIA"), industry-wide wholesale shipments from the United States of travel trailer and fifth-wheel RVs, our primary RV market, decreased 46 percent to 195,700 units in the first nine months of 2023, compared to the first nine months of 2022, primarily due to decreased retail demand. Retail demand for travel trailer and fifth-wheel RVs decreased 18 percent in the first nine months of 2023 compared to the same period in 2022. Retail demand has declined from recent elevated levels, partially driven by rising interest rates impacting retail consumers. Retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.
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

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended September 30, 2023	61,500	(16)%	91,100	(14)%	(29,600)
Quarter ended June 30, 2023	71,600	(47)%	108,600	(16)%	(37,000)
Quarter ended March 31, 2023	62,700	(59)%	71,700	(25)%	(9,000)
Quarter ended December 31, 2022	62,000	(52)%	59,100	(23)%	2,900
Twelve months ended September 30, 2023	257,800	(47)%	330,500	(19)%	(72,700)

Quarter ended September 30, 2022	73,300	(46)%	106,000	(19)%	(32,700)
Quarter ended June 30, 2022	133,900	0%	129,600	(28)%	4,300
Quarter ended March 31, 2022	152,400	16%	95,000	(17)%	57,400
Quarter ended December 31, 2021	130,400	13%	76,700	(14)%	53,700
Twelve months ended September 30, 2022	490,000	(5)%	407,300	(21)%	82,700

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first nine months of 2023 decreased 22 percent to 35,800 units compared to the first nine months of 2022. Retail demand for motorhome RVs decreased seven percent year-over-year in the first nine months of 2023, compared to an 11 percent year-over-year decrease in retail demand in the same period of 2022. We believe the decline in retail demand has been partially driven by inflation and rising interest rates impacting retail consumers.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Our current estimate for full-year 2023 industry-wide wholesale shipments from the United States of travel trailer, fifth-wheel, and motorhome RVs is approximately 295,000 to 305,000 units. This estimate is based on the current RVIA forecast and suggests a decrease of 40 to 38 percent compared to actual wholesale shipments in 2022. This projected decline is being driven by current dealer inventory levels, inflation, and rising interest rates impacting retail consumers.

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

We currently expect global economic uncertainty to negatively impact consumer discretionary purchases such as trailers and boats for the remainder of 2023; however, we currently anticipate that production of manufactured homes, buses, and trains should remain at or near current run rates through the remainder of 2023.

Aftermarket Segment

Many of our OEM Segment products are also sold through various aftermarket channels of the recreation, transportation products, and housing markets, primarily to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. This includes discretionary accessories and replacement service parts. We have teams dedicated to product, technical, and installation training as well as marketing support for our Aftermarket Segment customers. We also support multiple call centers to provide responses to customers for product, delivery, and technical support. This support is designed for a rapid response to critical repairs, so customer downtime is minimal. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, tankless water heaters, and the sale of replacement glass and awnings to fulfill insurance claims. Many of the optional upgrades and non-critical replacement parts for RVs are purchased outside the normal product selling season, thereby causing certain Aftermarket Segment sales to be counter-seasonal.

According to Go RVing, estimated RV ownership in the United States as of 2020 had increased to over 11 million households. This vibrant market is a key driver for aftermarket sales, as we anticipate owners will likely upgrade their units as well as replace parts and accessories which have been subjected to normal wear and tear.

We currently expect to see a slight increase in aftermarket sales over prior year levels in the remainder of 2023 as distribution channel inventories stabilize. We expect these gains will be tempered by the impact of inflation and rising interest rates on consumers' discretionary spending.

RESULTS OF OPERATIONS

Consolidated Highlights

•Consolidated net sales in the third quarter of 2023 were $1.0 billion, 15 percent lower than consolidated net sales for the same period of 2022 of $1.1 billion. The decrease was primarily driven by a nearly 21 percent decrease in North American RV wholesale shipments, decreased selling prices which are indexed to select commodities, and lower North American marine production levels, partially offset by acquisitions. Net sales from acquisitions completed in the twelve months ended September 30, 2023 contributed approximately $16.9 million in the third quarter of 2023.
•Net income for the third quarter of 2023 was $25.9 million, or $1.02 per diluted share, compared to net income of $61.4 million, or $2.40 per diluted share, for the same period of 2022.
•Consolidated operating profit during the third quarter of 2023 was $45.6 million, compared to $87.6 million in the same period of 2022. Operating profit margin was 4.8 percent in the third quarter of 2023 compared to 7.7 percent in the same period of 2022. The decrease was primarily due to decreased selling prices which are indexed to select commodities and the impact of fixed costs on reduced sales, partially offset by decreases in material commodity costs.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
•The cost of steel and aluminum consumed in certain of our manufactured components decreased in the third quarter of 2023 compared to the same period of 2022. Raw material costs are subject to continued fluctuation and impact certain contractual selling prices which are indexed to select commodities.
•In September 2023, we paid a quarterly dividend of $1.05 per share, aggregating to $26.6 million.
•We made net repayments of indebtedness of $211.4 million year-to-date through September 30, 2023.

OEM Segment - Third Quarter

Net sales of the OEM Segment in the third quarter of 2023 decreased by $184.0 million, compared to the same period of 2022. Net sales of components to OEMs were to the following markets for the three months ended September 30:

(In thousands)	2023	2022	Change
RV OEMs:
Travel trailers and fifth-wheels	$363,573	$493,515	(26)%
Motorhomes	65,669	82,922	(21)%
Adjacent Industries OEMs	299,225	335,983	(11)%
Total OEM Segment net sales	$728,467	$912,420	(20)%

According to the RVIA, industry-wide wholesale unit shipments for the three months ended September 30 were:

	2023	2022	Change
Travel trailer and fifth-wheels	61,500	73,300	(16)%
Motorhomes	10,300	15,300	(33)%

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

Content per:	2023	2022	Change
Travel trailer and fifth-wheel	$5,192	$5,862	(11)%
Motorhome	$3,705	$3,807	(3)%

Our average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by changes in selling prices for our products, market share gains, and acquisitions. For the twelve months ended September 30, 2023, travel trailer and fifth-wheel RV content declined year-over-year primarily due to pricing decreases indexed to commodity and freight indices, as well as wholesale shipments outpacing OEM production levels, partially offset by organic market share growth.

Our decrease in net sales to RV OEMs during the third quarter of 2023 was driven by a 21 percent reduction in North American wholesale shipments during the third quarter of 2023, primarily due to current dealer inventory levels, inflation, and rising interest rates impacting retail consumers.

Our decrease in net sales to OEMs in Adjacent Industries during the third quarter of 2023 was primarily due to lower sales to North American marine OEMs, driven by inflation and rising interest rates impacting retail consumers.

Operating profit of the OEM Segment was $11.2 million in the third quarter of 2023, a decrease of $54.0 million compared to operating profit of the OEM Segment of $65.2 million in the same period of 2022. The operating profit margin of the OEM Segment in the third quarter of 2023 decreased to 1.5 percent compared to the operating profit margin of 7.1 percent for the same period of 2022 and was negatively impacted by:

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
•Selling prices contractually tied to indices of select commodities decreased, resulting in a decrease in operating profit of $38.9 million compared to the same period of 2022.
•The impact of fixed costs on reduced sales, which decreased operating profit by $14.5 million related to fixed selling, general, and administrative costs and $13.2 million related to fixed production overhead costs.
•Sales mix increase of lower margin products, which negatively impacted operating profit by $3.6 million.
Partially offset by:
•Decreases in material commodity costs, which positively impacted operating profit by $29.3 million, primarily related to decreased steel and aluminum costs.
•Price increases to targeted products, resulting in an increase in operating profit of $3.6 million compared to the same period of 2022.
•A reduction in general and administrative costs resulting in an increase in operating profit of $3.1 million compared to the same period of 2022.
Amortization expense on intangible assets for the OEM Segment was $10.6 million in the third quarter of 2023, compared to $10.5 million in the same period in 2022. Depreciation expense on fixed assets for the OEM Segment was $14.8 million in the third quarter of 2023, compared to $14.2 million in the same period of 2022.

OEM Segment – Year to Date

Net sales of the OEM Segment in the first nine months of 2023 decreased by $1.3 billion, compared to the same period of 2022. Net sales of components to OEMs were to the following markets for the nine months ended September 30:

(In thousands)	2023	2022	Change
RV OEMs:
Travel trailers and fifth-wheels	$1,032,866	$2,261,250	(54)%
Motorhomes	206,404	261,656	(21)%
Adjacent Industries OEMs	1,006,378	1,062,374	(5)%
Total OEM Segment net sales	$2,245,648	$3,585,280	(37)%

According to the RVIA, industry-wide wholesale unit shipments for the nine months ended September 30 were:

	2023	2022	Change
Travel trailer and fifth-wheel RVs	195,700	359,600	(46)%
Motorhomes	35,800	46,000	(22)%

Our decrease in net sales to RV OEMs during the first nine months of 2023 was driven by a 43 percent reduction in North American wholesale shipments during the first nine months of 2023, driven by current dealer inventory levels, inflation, and rising interest rates impacting retail consumers.

Our decrease in net sales to OEMs in Adjacent Industries during the first nine months of 2023 was primarily due to lower sales to North American marine OEMs and in manufactured housing, driven by current dealer inventory levels, inflation, and rising interest rates impacting retail consumers.

Operating profit of the OEM Segment was $29.1 million in the first nine months of 2023, a decrease of $472.1 million compared to the same period of 2022. The operating profit margin of the OEM Segment in the first nine months of 2023 decreased to 1.3 percent, compared to 14.0 percent for the same period of 2022, and was negatively impacted by:
•Selling prices contractually tied to indices of select commodities decreased, resulting in a decrease in operating profit of $179.6 million compared to the same period of 2022.
•The impact of fixed costs on reduced sales, which decreased operating profit by $80.7 million related to fixed selling, general, and administrative costs and $68.8 million related to fixed production overhead costs.
•Incremental costs incurred due to volatile OEM schedules resulting in a decrease in operating profit of $20.2 million compared to the same period of 2022.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
•Sales mix increase of lower margin products from recent acquisitions and related integration costs, which negatively impacted operating profit by $15.4 million.
Partially offset by:
•Decreases in material commodity costs, which positively impacted operating profit by $80.9 million, primarily related to decreased steel and aluminum costs.
•A reduction in general and administrative costs resulting in an increase in operating profit of $7.9 million compared to the same period of 2022.
•Pricing changes to targeted products, resulting in an increase in operating profit of $6.9 million compared to the same period of 2022.
Amortization expense on intangible assets for the OEM Segment was $31.2 million in the first nine months of 2023, compared to $30.7 million in the same period of 2022. Depreciation expense on fixed assets for the OEM Segment was $43.8 million in the first nine months of 2023, compared to $43.1 million in the same period of 2022.

Aftermarket Segment - Third Quarter

Net sales of the Aftermarket Segment in the third quarter of 2023 increased by $11.2 million, compared to the same period of 2022. Net sales of components in the Aftermarket Segment were as follows for the three months ended September 30:

(In thousands)	2023	2022	Change
Total Aftermarket Segment net sales	$230,848	$219,659	5%

Net sales of the Aftermarket Segment for the third quarter of 2023 were slightly higher than the same period in 2022, as distribution channel inventories stabilized.

Operating profit of the Aftermarket Segment was $34.4 million in the third quarter of 2023, an increase of $12.0 million compared to the same period of 2022. The operating profit margin of the Aftermarket Segment was 14.9 percent in the third quarter of 2023, compared to 10.2 percent in the same period in 2022, and was positively impacted by:
•Decreases in material commodity costs, which positively impacted operating profit by $9.9 million, primarily related to decreased steel and aluminum costs.
•Leveraging of fixed costs over larger sales and production volume, which increased operating profit by $3.1 million related to fixed production overhead costs and $1.6 million related to fixed selling, general, and administrative costs.
Partially offset by:
•Increases in transportation costs due to changes in customer mix, which reduced operating profit by $3.2 million.
Amortization expense on intangible assets for the Aftermarket Segment was $3.9 million in the third quarter of 2023, compared to $3.8 million in the same period of 2022. Depreciation expense on fixed assets for the Aftermarket Segment was $4.0 million in the third quarter of 2023, compared to $3.8 million in the same period of 2022.

Aftermarket Segment – Year to Date

Net sales of the Aftermarket Segment in the first nine months of 2023 decreased by $25.9 million, compared to the same period of 2022. Net sales of components in the Aftermarket Segment were as follows for the nine months ended September 30:

(In thousands)	2023	2022	Change
Total Aftermarket Segment net sales	$701,616	$727,517	(4)%

Net sales of the Aftermarket Segment decreased during the first nine months of 2023 primarily driven by lower volumes within the truck and marine markets due to fully stocked distribution channels and the impacts of inflation and rising interest rates on consumers' discretionary spending.
Operating profit of the Aftermarket Segment was $91.7 million in the first nine months of 2023, an increase of $16.8 million compared to the same period of 2022. The operating profit margin of the Aftermarket Segment was 13.1 percent in the first nine months of 2023, compared to 10.3 percent in the same period in 2022, and was positively impacted by:

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
•Decreases in material commodity costs, which positively impacted operating profit by $27.4 million, primarily related to decreased steel and aluminum costs.
•Pricing changes to targeted products, resulting in an increase in operating profit of $4.9 million compared to the same period of 2022.
Partially offset by:
•The impact of fixed costs due to reduced volumes, which decreased operating profit by $5.1 million related to fixed selling, general, and administrative costs and $1.9 million related to fixed overhead costs.
•Increases in transportation costs due to changes in customer mix, which reduced operating profit by $3.2 million.
•Higher production facility costs in the current period resulting from investments to expand capacity over the past year, which reduced operating profit by $2.6 million in the current period.
Amortization expense on intangible assets for the Aftermarket Segment was $11.6 million in the first nine months of 2023, compared to $11.3 million in the same period of 2022. Depreciation expense on fixed assets for the Aftermarket Segment was $12.1 million in the first nine months of 2023, compared to $10.9 million in the same period of 2022.

Interest Expense

Interest expense, net was $31.0 million for the nine months ended September 30, 2023, compared to $19.4 million in the same period of 2022. The increase in interest expense was primarily due to higher global interest rates on our adjustable rate Term Loan (as defined in Note 8 of the Notes to Condensed Consolidated Financial Statements) and revolving credit facility, partially offset by principal payments on the Term Loan, net repayments on our revolving credit facility, and the payoff of the shelf loan balance in March 2022. We prepaid $30.0 million of principal on the Term Loan during the three months ended September 30, 2023. This prepayment was applied to pay in full the scheduled principal amortization payments due through September 30, 2024, and is projected to save us approximately $1.3 million in annual interest expense based on interest rates in effect at September 30, 2023. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

Income Taxes

The effective tax rates for the nine months ended September 30, 2023 and 2022 were 25.9 percent and 26.0 percent, respectively. The effective tax rate for the nine months ended September 30, 2023 differed from the Federal statutory rate primarily due to state taxes, foreign taxes, and non-deductible expenses, partially offset by the recognition of excess tax benefits on stock-based compensation as a component of the provision for income taxes, and Federal and Indiana research and development credits. The decrease in the effective tax rate for the nine months ended September 30, 2023 as compared to the same period in 2022 was primarily due to an increased benefit from life insurance contract assets related to our deferred compensation plan.

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

As of September 30, 2023, we had $31.2 million in cash and cash equivalents, and $178.5 million of availability under our revolving credit facility under the Credit Agreement (as defined in Note 8 of the Notes to Condensed Consolidated Financial Statements). We also have the ability to request an increase to the revolving and/or incremental term loan facilities by up to an additional $400.0 million in the aggregate upon approval of the lenders providing any such increase and the

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
satisfaction of certain other conditions. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

We believe the availability under the revolving credit facility under the Credit Agreement, along with our cash flows from operations, are adequate to finance our anticipated cash requirements for the next twelve months.

The Condensed Consolidated Statements of Cash Flows reflect the following for the nine months ended September 30:

(In thousands)	2023	2022
Net cash flows provided by operating activities	$389,263	$485,507
Net cash flows used in investing activities	(71,627)	(157,320)
Net cash flows used in financing activities	(333,447)	(364,930)
Effect of exchange rate changes on cash and cash equivalents	(446)	(2,750)
Net decrease in cash and cash equivalents	$(16,257)	$(39,493)

Cash Flows from Operations
Net cash flows provided by operating activities were $389.3 million in the first nine months of 2023, compared to $485.5 million in the first nine months of 2022. The decrease in net cash flows provided by operating activities was primarily due to a decrease in net income of $345.5 million. The decrease in net income was partially offset by the net change in assets and liabilities, net of acquired businesses, as it generated $247.1 million more cash in the first nine months of 2023 compared to the same period in 2022. The primary provider of cash generated from net assets in the first nine months of 2023 was the decrease in inventory of $246.2 million, due to decreasing material commodity costs and initiatives to reduce inventory as RV production demand has slowed from record levels seen during the first half of 2022. The primary use of cash in net assets was the increase of $121.9 million in accounts receivable due to seasonally higher sales in the first nine months of 2023.
Depreciation and amortization was $98.8 million in the first nine months of 2023, and is expected to be approximately $130 to $135 million for the full year 2023. Non-cash stock-based compensation expense in the first nine months of 2023 was $14.0 million. Non-cash stock-based compensation expense is expected to be approximately $18 to $20 million for the full year 2023.

Cash Flows from Investing Activities
Cash flows used in investing activities of $71.6 million in the first nine months of 2023 were primarily comprised of $50.1 million for capital expenditures and $25.9 million for the acquisitions of businesses. Cash flows used in investing activities of $157.3 million in the first nine months of 2022 were primarily comprised of $103.7 million for capital expenditures and $55.7 million for the acquisitions of businesses, net of cash acquired.
Our capital expenditures are primarily for replacement and growth. Over the long term, based on our historical capital expenditures, the replacement portion has averaged approximately one to two percent of net sales, while the growth portion has averaged approximately two to three percent of net sales. However, there are many factors that can impact the actual spending compared to these historical averages. We estimate full year 2023 capital expenditures of $55 to $60 million, including investments in automation and lean projects.
Capital expenditures and acquisitions in the first nine months of 2023 were funded by cash generated from operations and borrowings under our Credit Agreement. Capital expenditures and acquisitions in the remainder of fiscal year 2023 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under our revolving credit facility as needed.

Cash Flows from Financing Activities
Cash flows used in financing activities of $333.4 million in the first nine months of 2023 were primarily comprised of $165.7 million in net repayments under our revolving credit facility, payments of quarterly dividends of $79.7 million, $45.8 million in repayments under our Term Loan and other borrowings, $31.9 million related to payments of contingent consideration and holdbacks related to acquisitions, and cash outflows of $9.6 million related to vesting of stock-based awards, net of shares tendered for payment of taxes. Included in the repayments under our Term Loan was a $30.0 million of principal

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
prepayment during the three months ended September 30, 2023. This prepayment was applied to pay in full the scheduled principal amortization payments due through September 30, 2024.
Cash flows used in financing activities of $364.9 million in the first nine months of 2022 were primarily comprised of $156.1 million in net repayments under our revolving credit facility, payments of quarterly dividends of $76.3 million, $65.9 million in repayments under our shelf loan, Term Loan, and other borrowings, $57.3 million related to payment of contingent consideration and holdbacks related to acquisitions, and cash outflows of $10.8 million related to vesting of stock-based awards, net of shares tendered for payment of taxes.
The Credit Agreement includes both financial and non-financial covenants. The covenants dictate that we shall not permit our net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. On May 23, 2023, we entered into an amendment to the Credit Agreement that, among other things, provided for adjustments to certain of the financial covenants by increasing the maximum total net leverage ratio and decreasing the minimum debt service coverage ratio, in each case for the two fiscal quarters ending June 30, 2023 and September 30, 2023. At September 30, 2023, we were in compliance with all financial covenants. The amendment to the Credit Agreement also provided for the transition from LIBOR to term SOFR as the benchmark rate for purposes of calculating interest on certain outstanding borrowings.
We have paid regular quarterly dividends since 2016. Future dividend policy with respect to our common stock will be determined by our Board of Directors considering our prevailing financial needs, earnings, and other relevant factors, including any limitations in our debt agreements, such as maintenance of certain financial ratios.

CORPORATE GOVERNANCE

We are in compliance with the corporate governance requirements of the Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange. Our governance documents and committee charters and key practices have been posted to the “Investors” section of our website (www.lci1.com) and are updated periodically. The website also contains, or provides direct links to, all SEC filings, press releases and investor presentations. We have also established a Whistleblower Policy, which includes a toll-free hotline (800-461-9330) to report complaints about our accounting, internal controls, auditing matters or other concerns. The Whistleblower Policy and procedure for complaints can be found on our website (www.lci1.com).

CONTINGENCIES

Information required by this item is included in Note 10 of the Notes to Condensed Consolidated Financial Statements and is incorporated herein by reference.

RAW MATERIALS INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by us which are made from these raw materials, are influenced by demand and other factors specific to these commodities, as well as by inflationary pressures. We experienced reduced prices of these commodities in the first nine months of 2023, but prices of these commodities have historically been volatile. As a result, while we currently expect commodity prices for the remainder of the year to remain generally consistent with the third quarter of 2023, there can be no assurance that raw material costs will not increase. Please see "Results of Operations" above for additional information regarding the impact of raw material costs on our results of operations for the first nine months of 2023.

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

Forward-looking statements, including, without limitation, those relating to the Company's future business prospects, net sales, expenses and income (loss), capital expenditures, tax rate, cash flow, financial condition, liquidity, covenant compliance, retail and wholesale demand, integration of acquisitions, R&D investments, commodity prices and industry trends, whenever they occur in this Form 10-Q, are necessarily estimates reflecting the best judgment of the Company's senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, the impacts other future pandemics, geopolitical tensions, armed conflicts, or natural disasters, on the Company's customers, suppliers, employees, business and cash flows, pricing pressures due to domestic and foreign competition, costs and availability of, and tariffs on, raw materials (particularly steel and aluminum) and other components, seasonality and cyclicality in the industries to which we sell our products, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which we sell our components, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the costs, pace and successful integration of acquisitions and other growth initiatives, availability and costs of production facilities and labor, team member benefits, team member retention, realization and impact of expansion plans, efficiency improvements and cost reductions, the disruption of business resulting from natural disasters or other unforeseen events, the successful entry into new markets, the costs of compliance with environmental laws, laws of foreign jurisdictions in which we operate, other operational and financial risks related to conducting business internationally, and increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, warranty and product liability claims or product recalls, interest rates, oil and gasoline prices, and availability, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which we sell our components, and other risks and uncertainties discussed more fully under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, and in the Company's subsequent filings with the SEC, including the Company's Quarterly Reports on Form 10-Q. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

LCI INDUSTRIES
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in short-term interest rates on our variable rate debt. Depending on the interest rate option selected as more fully described in Note 8 of the Notes to Condensed Consolidated Financial Statements, interest is charged based on an indexed rate plus an applicable margin. Assuming a hypothetical increase of 0.25 percent in the indexed interest rate (which approximates a six percent increase of the weighted-average interest rate on our borrowings as of September 30, 2023), our results of operations would not be materially affected.
We are also exposed to changes in the prices of raw materials, specifically steel and aluminum. We have, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in steel and aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. We had no outstanding derivative instruments on commodities at September 30, 2023 and December 31, 2022.
We have historically been able to obtain sales price increases to partially offset most raw material cost increases. However, there can be no assurance that future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases.
Additional information required by this item is included under the caption "Raw Materials Inflation" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report.

ITEM 4 – CONTROLS AND PROCEDURES
a.Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, in accordance with the definition of "disclosure controls and procedures" in Rule 13a-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. Management included in its evaluation the cost-benefit relationship of possible controls and procedures. We continually evaluate our disclosure controls and procedures to determine if changes are appropriate based upon changes in our operations or the business environment in which we operate.
As of the end of the period covered by this Form 10-Q, we performed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
b.Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LCI INDUSTRIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, we are subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2023, would not be material to our financial position or results of operations.

ITEM 1A – RISK FACTORS

There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the SEC on February 24, 2023.

ITEM 5 - OTHER INFORMATION

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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
The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements; and (vii) information in Part II, Item 5.

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
November 7, 2023