Form 10-K
period 2023-12-31
LCI INDUSTRIES
filed 2024-02-23
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,298,408,339. The registrant has no non-voting common equity.

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (February 16, 2024), was 25,327,542 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders to be held on May 16, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain "forward-looking statements" with respect to our financial condition, results of operations, profitability, margin growth, business strategies, operating efficiencies or synergies, competitive position, growth opportunities, acquisitions, plans and objectives of management, markets for the Company’s common stock, the impact of legal proceedings, and other matters. Statements in this Form 10-K that are not historical facts are "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and involve a number of risks and uncertainties.

Forward-looking statements, including, without limitation, those relating to the Company’s production levels, future business prospects, net sales, expenses and income (loss), capital expenditures, tax rate, cash flow, financial condition, liquidity, covenant compliance, retail and wholesale demand, integration of acquisitions, R&D investments, commodity prices, addressable markets, and industry trends, whenever they occur in this Form 10-K are necessarily estimates reflecting the best judgment of the Company’s senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-K, the impacts of future pandemics, geopolitical tensions, armed conflicts, or natural disasters on the global economy and on the Company's customers, suppliers, employees, business and cash flows, pricing pressures due to domestic and foreign competition, costs and availability of, and tariffs on, raw materials (particularly steel and aluminum) and other components, seasonality and cyclicality in the industries to which we sell our products, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which we sell our components, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the costs, pace of, and successful integration of acquisitions and other growth initiatives, availability and costs of production facilities and labor, team member benefits, team member retention, realization and impact of expansion plans, efficiency improvements and cost reductions, the disruption of business resulting from natural disasters or other unforeseen events, the successful entry into new markets, the costs of compliance with environmental laws, laws of foreign jurisdictions in which we operate, other operational and financial risks related to conducting business internationally, and increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, warranty and product liability claims or product recalls, interest rates, oil and gasoline prices, and availability, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which we sell our components, and other risks and uncertainties discussed more fully under the caption "Risk Factors" in this Annual Report on Form 10-K, and in our subsequent filings with the Securities and Exchange Commission ("SEC"). Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

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
We are focused on profitable growth in our industries, both organic and through acquisitions. In order to support this growth, over the past several years we have expanded our geographic market and product lines, executed on our diversification strategy with aftermarkets and adjacent industries, and integrated manufacturing, distribution, and administrative functions. We are also focused on margin stability in our industries. In 2023, we consolidated certain of our facilities in order to streamline operations and reduce overhead costs. At December 31, 2023, we operated over 110 manufacturing and distribution facilities located throughout North America and Europe, and reported consolidated net sales of $3.8 billion for the year ended December 31, 2023.
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

Sales and Profits

Consolidated net sales for the year ended December 31, 2023 were $3.8 billion, a decrease of 27 percent from the consolidated net sales for the year ended December 31, 2022 of $5.2 billion. The decrease was primarily driven by a nearly 39 percent decrease in total North American RV wholesale shipments, decreased selling prices which are indexed to select commodities, and lower North American marine production levels, partially offset by acquisitions. Net sales from acquisitions completed in 2022 and 2023 contributed approximately $73.6 million in 2023.
Net income for 2023 was $64.2 million, or $2.52 per diluted share, compared to net income of $395.0 million, or $15.48 per diluted share, in 2022.
In Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," we describe in detail the change in our net sales and operating profits during 2023.

Customer Concentrations

Thor Industries, Inc. ("Thor"), a customer of both segments, accounted for 16 percent, 23 percent, and 24 percent of our consolidated net sales for the years ended December 31, 2023, 2022, and 2021, respectively. Berkshire Hathaway Inc. (through its subsidiaries Forest River, Inc. and Clayton Homes, Inc.), a customer of both segments, accounted for 15 percent, 20 percent, and 20 percent of our consolidated net sales for the years ended December 31, 2023, 2022, and 2021, respectively. No other customer accounted for more than 10 percent of consolidated net sales in the years ended December 31, 2023, 2022, and 2021. No customer accounted for more than 10 percent of consolidated accounts receivable, net at December 31, 2023 and 2022. International sales and export sales represented approximately 11 percent, eight percent, and eight percent of our consolidated net sales for the years ended December 31, 2023, 2022, and 2021, respectively.

Acquisitions

Acquisitions have been a driver of growth for our Company historically and continue to be a focus of management as part of our balanced capital allocation strategy. We typically look for acquisition targets with strong leadership, innovative products, niche markets, consistency with our core manufacturing disciplines, and favorable competitive landscapes, and we look to take advantage of potential synergies such as our purchasing power and cross-selling opportunities.

During 2023, we completed two acquisitions for an aggregate of $25.8 million of cash purchase consideration. Net sales for the companies acquired in these acquisitions were approximately $15 million for the twelve months preceding the acquisitions.

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

In 2023, the OEM Segment represented 77 percent of our consolidated net sales and 14 percent of consolidated segment operating profit. Approximately 47 percent of our OEM Segment net sales in 2023 were from products to manufacturers of travel trailer and fifth-wheel RVs. RVs may be motorized (motorhomes) or towable (travel trailers, fifth-wheel travel trailers, folding camping trailers, and truck campers).

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

● windows,	● furniture,
● doors,	● leveling systems,
● chassis,	● awnings,
● slide-out mechanisms,	● anti-lock braking systems ("ABS"), and
● axles,	● electronics, and appliances.
OEM Segment net sales to adjacent industries decreased six percent to $1.3 billion in 2023 from $1.4 billion in 2022 and was 44 percent and 31 percent of total OEM Segment net sales in 2023 and 2022, respectively. Within adjacent industries, North American marine OEM net sales totaled $352.2 million in 2023, a decrease of $140.4 million compared to 2022.

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

Aftermarket Segment

Many of our OEM Segment products are also sold through various aftermarket channels of the recreation and transportation markets, primarily to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. This includes discretionary accessories and replacement service parts. We have teams dedicated to product, technical, and installation training as well as marketing support for our Aftermarket Segment customers. We also support multiple call centers to provide responses to customers for both product delivery and technical support. This support is designed for a rapid response to critical repairs, so customer downtime is minimal. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, tankless water heaters, and the sale of replacement glass and awnings to fulfill insurance claims. Many of the optional upgrades and non-critical replacement parts for RVs are purchased outside the normal product selling season, thereby causing certain Aftermarket Segment sales to be counter-seasonal.

According to Go RVing, estimated RV ownership in the United States as of 2021 increased to a record-high 11.2 million households. This vibrant market is a key driver for aftermarket sales, as we anticipate owners will likely upgrade their units as well as replace parts and accessories which have been subjected to normal wear and tear.

Aftermarket Segment net sales decreased one percent from $891.3 million in 2022 to $881.1 million in 2023. Sales from products of CURT Manufacturing LLC ("CURT"), which we acquired in December 2019, accounted for approximately half of our Aftermarket Segment net sales in each of 2022 and 2023. CURT is a leading manufacturer and distributor of branded towing products and truck accessories and sells products to the automotive and truck aftermarket, as well as the RV, marine, and trailer markets, all of which require towing products, which we believe complements the OEM markets we serve. We continue to make investments in people and technology to grow the Aftermarket Segment, and we are committed to continue these expansion efforts.

Detailed narrative information about the results of operations of the Aftermarket Segment is included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Sales and Marketing

Our sales activities are related to developing new customer relationships and maintaining existing customer relationships, primarily through the quality and reliability of our products, innovation, price, customer service, and customer satisfaction. Our annual marketing and advertising expenditures were $29.7 million, $31.4 million, and $25.1 million, in 2023, 2022, and 2021, respectively, reflecting, in part, expenditures related to our strategic decision to increase our sales to the aftermarket and adjacent industries, as well as expand into international markets.

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

Capacity

At December 31, 2023, we operated over 110 manufacturing and distribution facilities across North America and Europe. For most products, we have the ability to fill excess demand by shifting production to other facilities, usually at an increased cost. The ability to adjust capacity in certain product areas through lean manufacturing and automation initiatives, reallocation of existing resources and/or additional capital expenditures is monitored regularly by management in an effort to achieve a high level of production efficiency and return on invested capital. We believe we have adequate capacity to meet projected demand. Capital expenditures for 2023 were $62 million, which included normal replacement expenditures along with approximately $12 million in automation investments and approximately $12 million in capacity investments for operational improvements.

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

International

Over the past several years, we have been gradually investing in our international business, primarily in Europe. International and export sales represented approximately 11 percent of consolidated net sales in 2023 and eight percent in each of 2022 and 2021. We continue to focus on developing products tailored for international recreation and transportation markets. We participate in the largest caravan shows in Europe and have been receiving positive feedback on our products. Recently, some of the product innovations we developed for European markets have been gaining popularity in the United States as well. Our international business development team works with customers and prospects in Europe and other international markets, assessing the dynamics of the local marketplace, building relationships with OEMs and helping introduce our existing products and develop new products for those markets, with the goal of identifying long-term growth opportunities. We target the same international product markets that we supply to in the United States, including RV, adjacent industries such as marine, cargo trailers, and high-speed trains, and the related aftermarkets. Our largest domestic customer, Thor, has a presence in the European caravan market, which provides additional business opportunities for us in Europe. We estimate the addressable market for annual net sales of our products outside of North America to be over $2.0 billion.

Intellectual Property

We hold approximately 710 United States and foreign patents and have approximately 210 patent applications pending that relate to various products we sell. We have also granted certain licenses that permit third parties to manufacture and sell products in consideration for royalty payments.

From time to time, we have received notices or claims we may be infringing certain patent or other intellectual property rights of others, and we have given notices to, or asserted claims against, others that they may be infringing certain patent or other intellectual property rights of the Company. We believe our patents are valuable and we vigorously protect our patents when appropriate.

Research and Development

We strive to be an industry leader in product innovation and are focused on developing new products, as well as improving existing products. Research and development expenditures are expensed as they are incurred. Research and development expenses were approximately $20 million, $26 million, and $17 million in 2023, 2022, and 2021, respectively.

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

Human Capital

As of December 31, 2023, Lippert had approximately 11,700 full-time team members, including 10,200 in North America and 1,500 internationally. Our U.S. team members are not subject to any collective bargaining agreements, although certain international team members are covered by national labor laws. We believe relations with our team members are good.

At Lippert, we believe that business can and should be a force for good in our world, and we strive to manifest that vision every day in how we lead our organization. Our mission is to make lives better by developing meaningful relationships with our customers, co-workers, and community. "Everyone Matters" is the overarching descriptor of our cultural strategy; this fundamental appreciation of the team members who make up our organization guides our business.

Culture and Leadership Development

Our Culture and Leadership Development Team focuses on leadership development, personal and professional development, training, and corporate and community impact. This Team meets regularly with leaders and team members across the Company to develop action plans and goals focused on both personal and professional development. The Team also supports our team member engagement surveys to measure and evaluate engagement drivers and helps build specific action plans in response to the survey results to continually improve our culture and team member engagement.

We believe our future success depends on our continued ability to attract, retain, and motivate qualified team members. Our retention percentage for team members in North America for the year ended December 31, 2023 was 71 percent, an improvement over the prior year retention of 57 percent. Our Culture Index focuses on tracking leading indicators related to retention for each division in the Company.

One particularly powerful metric is the number of "dreams and goals achieved" by team members throughout the Company, with over 8,000 accomplished in 2023, ranging from establishing a healthy mindset to budgeting, saving, exercise goals, improved sleep or nutrition, and community involvement.

Community Involvement

We strive to create meaningful change and inspire a culture of giving by building positive relationships and aligning Company resources with our team members' time and talents to support the needs of our communities. In 2023, our team members logged over 143,000 volunteer hours, hosting more than 750 events, with 85 percent of our team members taking part (an increase from 75 percent in 2022). Through monetary donations, product donations, and company-wide fundraising events, we donated more than $1.1 million in 2023 to support the needs of our communities. We focus our efforts on children and families in need, educational programs, community health and wellness, and LCI team members in crisis.

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

We also provide a well-being initiative to provide team members with resources to improve their physical and emotional health. In early 2022, we launched the "Lippert Life" portal, a comprehensive resource to support total well-being. Over 65 percent of our team members used the portal to access health coaches, webinars, wellness challenges, and other tools. We also identified Wellness Ambassadors in each location to help drive our wellness initiative. In 2023, engagement in our wellness program improved from 53 percent in 2022 to 67 percent. Our holistic program focuses on prevention and education and includes health coaching, biometric screenings, heart scans, and quarterly challenges. We launched a tobacco cessation campaign to support team members on their journey to quit using nicotine products. We also added walking paths in each location to encourage daily walking and our teams tracked millions of steps during the step challenge.

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

Health and Safety

We maintain a work environment designed to provide a safe and healthy workplace for all team members. We focus our efforts on eliminating exposures and reducing recordable incidents, lost workdays, and life changing events. We track and record multiple leading indicators through our Facility Safety Score ("FSS") that are preventative, proactive, and predictive to measure individual business unit performance. For both 2023 and 2022, our North American operations produced a FSS of 9.30 on our 10-point scale. These proactive and preventative measures guide our strategy year-over-year toward our goal of eliminating all life changing events and reducing workplace injuries. We continue to maintain lagging indicators as part of our FSS, and our Total Recordable Incident Rate ("TRIR") in North America trended negatively, with an increase from 3.72 in 2022 to 4.29 in 2023. The ratio was driven higher in 2023 by the lower number of hours worked across the organization. We remain focused on leadership, engagement of team members, aggressive incident investigation with root cause analysis, and focused corrective actions.

In 2023, our FSS Playbook was updated to include enterprise-wide safety audits/inspections, and FSS objectives were created to take further steps toward reducing injuries across the Company. The following employee health and safety ("EHS") objectives helped guide our safety performance in 2023: (a) improve operational ownership of workplace EHS, (b) improve enterprise-wide compliance with EHS rules and requirements at the site level, (c) enhance knowledge of sustainable manufacturing mindset, and (d) improve education of workforce for relevant EHS standards and requirements.

Information About our Executive Officers

The following table sets forth our executive officers as of December 31, 2023:

Name	Position

Jason D. Lippert	President and Chief Executive Officer
Lillian D. Etzkorn	Executive Vice President and Chief Financial Officer
Andrew J. Namenye	Executive Vice President, Chief Legal Officer, and Corporate Secretary
Ryan R. Smith	Group President – North America
Jamie M. Schnur	Group President – Aftermarket
Eileen S. Pruitt	Executive Vice President, Chief Human Resources Officer, and Senior Legal Counsel
Officers are elected annually by the Board of Directors. There are no family relationships between or among any of the executive officers or directors of the Company. Additional information with respect to the Company's directors is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2024.

JASON D. LIPPERT (age 51) became Chief Executive Officer of the Company effective May 10, 2013, and has been Chief Executive Officer of Lippert Components since February 2003. Effective May 23, 2019, Mr. Lippert also became President of the Company. Mr. Lippert has over 28 years of experience with the Company and has served in a wide range of leadership positions.

LILLIAN D. ETZKORN (age 55) joined the Company in April 2023 and serves as Executive Vice President and Chief Financial Officer of the Company. Prior to joining the Company, she served in multiple financial leadership roles, including Chief Financial Officer at Covia, Shiloh Industries, and CPI Card Group. Additionally, she has held various senior finance positions at Dana Incorporated and Ford Motor Company.

ANDREW J. NAMENYE (age 43) joined the Company in September 2017 and has been Chief Legal Officer and Corporate Secretary since November 2017. Effective March 12, 2020, Mr. Namenye also became an Executive Vice President of the Company. Prior to joining the Company, he held roles in senior level positions at Thor Industries, Inc. and All American Group, Inc. (f/k/a Coachmen Industries), and practiced law at Barnes & Thornburg LLP.

RYAN R. SMITH (age 40) became Group President – North America of the Company in May 2020. Previously, he served as Senior Vice President of Sales and Operations of the Company beginning in August of 2018. Mr. Smith has over 16 years of experience with the Company and has served in a wide range of leadership positions with Lippert Components.

JAMIE M. SCHNUR (age 52) became Group President – Aftermarket of the Company in May 2020. Previously, he served as Chief Administrative Officer of the Company beginning in May 2013. Mr. Schnur has over 26 years of experience with the Company and has served in a wide range of leadership positions with Lippert Components.

EILEEN S. PRUITT (age 46) joined the Company in April 2019 as Director of Legal Affairs. In September 2019, she became Director of Litigation and Human Resources, and in November 2021, she became Deputy CHRO & Sr. Legal Counsel. Effective January 1, 2023, Ms. Pruitt became Executive Vice President, CHRO and Sr. Legal Counsel of the Company. Prior to joining the Company, Ms. Pruitt practiced law as a partner at a national law firm.

Other Officers

KIP A. EMENHISER (age 50) joined the Company in January 2017 and has been Treasurer since March 2022, Vice President of Finance since September 2019 and our principal accounting officer since March 2017. Prior to joining the Company, he held various roles including Senior Vice President of Finance, Chief Accounting Officer, and Vice President and Corporate Controller at Press Ganey Associates, Inc. Mr. Emenhiser is a Certified Public Accountant.

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

The RV, recreational boat and other markets where we sell many of our products or where our products are used, have been characterized by cycles of growth and contraction in consumer demand, often because the purchase of such products is viewed as a consumer discretionary purchase. A number of factors have in the past, and could continue to, negatively impact consumer demand, production levels, shipments, sales, and operating results, including credit availability, consumer confidence, employment rates, prevailing interest rates, inflation, fuel prices, and other economic conditions affecting consumer demand and discretionary consumer spending, as well as demographic and political changes. For example, during 2023, we experienced lower RV and marine OEM volumes resulting from, in part, the negative impacts of inflation and elevated interest rates on consumers' discretionary spending. The declines in these industry volumes compared to 2022 had an adverse impact on our results, including inventory reserve costs. Further, consumer purchases of discretionary items historically tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may lead to declines in sales and slow our long-term growth expectations.

Additionally, manufacturing operations in most of the industries where we sell our products or where our products are used historically have been seasonal. However, because of fluctuations in dealer inventories, the impact of international, national, and regional economic conditions and consumer confidence on retail sales of products which include our components, the timing of dealer orders, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends have been, and may in the future be, different than in prior years.

Reductions in the availability of wholesale financing limits the inventories carried by retail dealers of RVs and other products which use our components, which would cause reduced production by our customers, and therefore reduced demand for our products.

Retail dealers of RVs and other products which use our components generally finance their purchases of inventory with financing known as floor-plan financing provided by lending institutions. A dealer's ability to obtain financing is significantly affected by the number of lending institutions offering floor-plan financing, and by an institution’s lending limits, which are beyond our control. Reduction in the availability of floor-plan financing, or an increase in the cost of such financing, particularly as a result of recent higher interest rates, have in the past caused, and would in the future again likely cause, many dealers to reduce inventories, which would result in reduced production by OEMs, and consequently result in reduced demand for our products. Moreover, dealers which are unable to obtain adequate financing could cease operations. Their remaining inventories would likely be sold at discounts, disrupting the market. Such sales have historically caused a decline in orders for new inventory, which reduced demand for our products, and which could reoccur in the future.

Conditions in the credit market could limit the ability of consumers to obtain retail financing for RVs and other products which use our components, resulting in reduced demand for our products.

Retail consumers who purchase RVs and other products which use our components generally obtain retail financing from third-party lenders. The availability, terms, and cost of retail financing depend on the lending practices of financial institutions, governmental policies, and economic and other conditions, all of which are beyond our control. Restrictions on the availability of consumer financing and increases in the costs of such financing have in the past limited, and could again limit, particularly due to recent elevated interest rates, the ability of consumers to purchase such discretionary products, which would result in reduced production of such products by our customers, and therefore reduced demand for our products.

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

Fuel shortages, and substantial increases in the price of fuel, have had an adverse effect on the RV industry as a whole in the past, and could again in the future. Travel trailer and fifth-wheel RVs, components for which represented approximately 47 percent of our OEM Segment net sales in 2023, are usually towed by light trucks or SUVs. Generally, these vehicles use more fuel than automobiles, particularly while towing RVs or other trailers. High prices for gasoline, or anticipation of potential fuel shortages, can affect consumer use and purchase of light trucks and SUVs, which could result in reduced demand for travel trailer and fifth-wheel RVs, and therefore reduced demand for our products.

Risks Related to our Business, Operations and Strategy

A significant percentage of our sales are concentrated in the RV industry and declines in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs could reduce demand for our products and adversely impact our operating results and financial condition.

In 2023, the OEM Segment represented 77 percent of our consolidated net sales and 14 percent of consolidated segment operating profit. Approximately 47 percent of our OEM Segment net sales in 2023 were from products to manufacturers of travel trailer and fifth-wheel RVs. While we measure our OEM Segment sales against industry-wide wholesale shipment statistics, the underlying health of the RV industry is determined by retail demand. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence. Declines in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs could reduce demand for our products and adversely affect our operating results and financial condition. For example, in 2023 the industry experienced a nearly 37 percent decrease in wholesale RV OEM shipments, which negatively impacted our net sales for the year.

The loss of any key customer, or a significant reduction in purchases by such customers, could have an adverse material impact on our operating results.

Two customers of both the OEM Segment and the Aftermarket Segment accounted for a combined 31 percent of our consolidated net sales in 2023. The loss of either of these customers or other significant customers, or a substantial reduction in sales to any such customer, would have an adverse material impact on our operating results and financial condition. In addition, we generally do not have long-term agreements with our customers and cannot predict that we will maintain our current relationships with these customers or that we will continue to supply them at current levels.

Volatile raw material costs could adversely impact our financial condition and operating results.

Steel and aluminum represented approximately 30 percent and ten percent, respectively, of our raw material costs in 2023. The prices of these, and other key raw materials, have historically been volatile and can fluctuate dramatically with changes in the global demand and supply for such products.

Because competition and business conditions may limit the amount or timing of increases in raw material costs that can be passed through to our customers in the form of sales price increases, increases in raw material costs could adversely impact our financial condition and operating results. Conversely, as raw material costs decline, we may not be able to maintain selling prices consistent with higher cost raw materials in our inventory, which could adversely affect our operating results.

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

In 2023, we imported, or purchased from suppliers who imported, approximately 30 percent of our raw materials and components. Consequently, we rely on the free flow of goods through open and operational ports and on a consistent basis for a significant portion of our raw materials and components. Adverse geopolitical conditions, such as the heightened tensions between China and Taiwan, trade embargoes, increased tariffs or import duties, inclement weather, natural disasters, epidemics, public health crises, war, such as the Russia-Ukraine and Israel-Hamas wars, terrorism, such as the maritime attacks in the Red Sea, or labor disputes at various ports or otherwise adversely impacting our suppliers create significant risks for our business, particularly if these conditions or disputes result in work slowdowns, lockouts, strikes, facilities closures, supply chain interruptions, or other disruptions, and could have an adverse impact on our operating results if we are unable to fulfill customer orders or are required to accumulate excess inventory or find alternate sources of supply, if available, at higher costs.

The raw materials and components used in the manufacture of Furrion Holdings Limited ("Furrion") products are provided by a small group of suppliers that are principally located in China. If those raw materials or components become unavailable or their supply is interrupted or delayed, we may not be able to identify alternative sources in a timely or cost-effective manner, or at all. Further, as a result of our acquisitions of Furrion and Way Interglobal Network LLC ("Way"), the portion of our raw materials and components that are exported from their country of origin has increased, which could heighten the risks set forth in the immediately preceding paragraph, including in particular increased tariffs or import duties.

We import a significant portion of our raw materials and the components we sell, and the effect of foreign exchange rates could adversely affect our operating results.

We negotiate for the purchase of a significant portion of raw materials and semi-finished components with suppliers that are not located in the United States, and this amount has increased as a result of our acquisitions of Furrion and Way. As such, the prices we pay in part are dependent upon the rate of exchange for U.S. Dollars versus the currency of the local supplier. A dramatic weakening of the U.S. Dollar could increase our cost of sales, and such cost increases may not be offset through price increases for our products, adversely impacting our margins.

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

Further, as a result of pandemic outbreaks, businesses can be shut down, supply chains can be interrupted, slowed or rendered inoperable and individuals can become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental restrictions, and worldwide economic downturns could occur. Such outbreaks could result in the operations of our third-party manufacturers and suppliers being disrupted or suspended, or could interfere with our supply chain, which could have an adverse effect on our business.

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
•the need for additional investments post-closing that could be greater than anticipated;
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

Integrating acquired operations is a significant challenge and there is no assurance that we will be able to manage the integrations successfully. Integrating operations in countries in which we previously did not have locations or experience operating could present additional challenges.

If we are unable to efficiently integrate these businesses, the attention of our management could be diverted from our existing operations and the ability of the management teams at these business units to meet operational and financial expectations could be adversely impacted, which could impair our ability to execute our business plans. Failure to successfully integrate acquired operations or to realize the expected benefits of such acquisitions or other transactions may have an adverse impact on our results of operations and financial condition.

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
•differences in regulatory environments, including complex data privacy, environmental, social and governance ("ESG"), and labor relations laws, as well as differences in labor practices and market practices;
•cultural and linguistic differences;
•foreign currency fluctuations;
•limitations on the repatriation of funds because of foreign exchange controls;
•different liability standards;
•potentially longer payment cycles;
•different credit risks;
•different technology risks;
•political, social, and economic instability and uncertainty, including sovereign debt issues; and
•intellectual property laws of countries which do not protect our rights in our intellectual property to the same extent as the laws of the United States.

The occurrence or consequences of any of these factors may have an adverse impact on our operating results and financial condition, as well as impact our ability to operate in international markets.

The loss of key management could reduce our ability to execute our business strategy and could adversely affect our business and results of operations.

We are dependent on the knowledge, experience, and skill of our leadership team. The loss of the services of one or more key managers or the failure to attract or retain qualified managerial, technical, sales and marketing, operations and customer service staff could impair our ability to conduct and manage our business and execute our business strategy, which would have an adverse effect on our business, financial condition and results of operations. Further, any leadership transitions can be inherently difficult to manage, may result in operational inefficiencies, and impact our ability to retain and hire other key members of management.

If our information technology systems fail to perform adequately or are breached, our operations could be disrupted, and it could adversely affect our business, reputation and results of operations.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, inventory, supply chain, order entry and fulfillment, manufacturing, distribution, warranty administration, invoicing, collection of payments, remote work, and other business processes. We use information systems to report and support the audit of our operational and financial results. Additionally, we rely upon information systems in our sales, marketing, human resources, and communication efforts. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer.
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
Cyber-attacks, such as those involving the deployment of malware, are increasing in frequency, sophistication, and intensity and have become increasingly difficult to detect. Despite our ongoing efforts to manage cybersecurity risks, we cannot assure you that they will be effective or will work as designed. If we fail to maintain or protect our information systems and data integrity effectively, we could: lose existing customers; have difficulty attracting new customers; suffer outages or disruptions in our operations or supply chains; have difficulty preventing, detecting, and controlling fraud; have disputes with customers and suppliers; have regulatory sanctions or penalties imposed; incur increased operating expenses; incur expenses or lose revenues as a result of a data privacy breach; or suffer other adverse consequences.

Legal, Regulatory and Compliance Risks
Our business is subject to numerous international, federal, state and local regulations, and increased costs of compliance, failure in our compliance efforts, or events beyond our control could result in damages, expenses, or liabilities that could adversely impact our financial condition and operating results.
We are subject to numerous federal, state and local regulations governing the manufacture and sale of our products, including regulations and standards promulgated by the NHTSA of the DOT, the Consumer Products Safety Commission, HUD, and consumer safety standards promulgated by state regulatory agencies and industry associations. Sales and manufacturing operations in foreign countries may be subject to similar regulations. Any major recalls of our products, voluntary or involuntary, could adversely impact our reputation, net sales, financial condition and operating results. Changes in laws or regulations, including those related to climate change, which impose additional regulatory requirements on us could increase our cost of doing business or restrict our actions, causing our results of operations to be adversely affected. Our failure to comply with present or future regulations and standards could result in fines, penalties, recalls, or injunctions being imposed on us, administrative penalties, potential civil and criminal liability, suspension of sales or production, or cessation of operations.

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
Other state laws contain additional disclosure obligations for businesses that collect personal information about residents and afford those individuals additional rights relating to their personal information that may affect our ability to use personal information or share it with our business partners. For example, California has laws that give California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights, and has recently created a new agency, the California Privacy Protection Agency, authorized to implement and enforce California’s privacy laws, which could result in increased privacy and information security regulatory actions. Other U.S. states have passed, or have proposed, consumer privacy laws. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

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

A portion of our total assets as of December 31, 2023 was comprised of goodwill, intangible assets, and other long-lived assets. At least annually, we review goodwill and indefinite-lived intangibles for impairment. Long-lived assets, identifiable intangible assets, and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Our determination of future cash flows, future recoverability, and fair value of our long-lived assets includes significant estimates and assumptions. Changes in those estimates or assumptions or lower than anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. Any such charge could adversely affect our operating results and financial condition.

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

An increase in interest rates could increase our cost of borrowing and could adversely impact our financial condition, results of operations and cash flows.

Our financial condition, results of operations and cash flows could be significantly affected by changes in interest rates and actions taken by the Federal Reserve. Borrowings under our credit agreement currently bear interest at variable rates based on either an Alternate Base Rate or at term Secured Overnight Financing Rate ("SOFR") plus, in each case, an applicable margin. Any increase in the interest we pay and a corresponding increase in our costs of capital could have a material adverse impact on our financial condition, results of operations or cash flows.

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

Although our board of directors has authorized a stock repurchase program, the program does not require us to repurchase any specific dollar amount or to acquire any specific number of shares. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could also affect the trading price of our stock and increase volatility, and any announcement of a termination or change of this program may result in a decrease in the trading price of our stock. In addition, purchases made under this program diminish our cash reserves.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 1C. CYBERSECURITY.
Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF"). This does not imply that we meet any particular technical standards, specifications, or requirements, but rather that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is aligned to the Company’s business strategy. It shares common methodologies, reporting channels and governance processes that apply to other areas of enterprise risk, including legal, compliance, strategic, operational, and financial risk. Key elements of our cybersecurity risk management program include:

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•a security team principally responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•training and awareness programs for team members that include periodic and ongoing assessments to drive adoption and awareness of cybersecurity processes and controls;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors, which is part of our global information security policy.

In the last three fiscal years, the Company has not experienced any material cybersecurity incidents, and expenses incurred from cybersecurity incidents were immaterial. For a discussion of whether and how any risks from cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, refer to Item 1A. Risk Factors - "Risks Related to our Business, Operations and Strategy."

Cybersecurity Governance

The Board of Directors established its Risk Committee with specific responsibility for overseeing risks from cybersecurity threats, among other things. Our Vice President of Global Information Security provides the Risk Committee periodic reports on our cybersecurity risks and any material cybersecurity incidents. In addition, our cybersecurity team provides annual reports to our Board of Directors.

Our team of cybersecurity professionals is led day-to-day by our Vice President of Global Information Security who reports to our Chief Information Officer. Our Vice President of Global Information Security has a combined 20 years of experience in IT operations and cybersecurity leadership. The Vice President of Global Information Security also serves as the Chair of our Enterprise Risk and Compliance Committee where leaders from across the Company discuss cyber risk and other risk matters. The cybersecurity team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants.

Our cybersecurity team also monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which may include briefings with internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the information technology environment.

Item 2.    PROPERTIES.

Our manufacturing operations are conducted at facilities that are used for both manufacturing and distribution. Many of the properties manufacture and warehouse products sold through both the OEM Segment and Aftermarket Segment and are included in the OEM Segment in the table below. We believe that substantially all of our properties are in generally good condition and there is sufficient capacity to meet current and projected manufacturing and distribution requirements. In addition, we maintain administrative facilities used for corporate and administrative functions. Our primary administrative offices are located in Elkhart, Indiana. Total administrative space company-wide aggregates approximately 500,000 square feet. At December 31, 2023, our key property holdings are summarized in the following table:

Segment	Type	North America Facilities	Europe Facilities	Total Facilities	Owned Facilities
OEM	Manufacturing (a)	66	22	88	33
	Other (b)	20	3	23	8
Aftermarket	Manufacturing (a)	10	—	10	2
	Other (b)	19	—	19	3
Total		115	25	140	46
(a)    Includes multi-activity sites which are predominately manufacturing
(b)    Includes engineering, administrative, and distribution locations

Item 3.    LEGAL PROCEEDINGS.

In the normal course of business, we are subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided for in the Consolidated Balance Sheet as of December 31, 2023, would not be material to our financial position or annual results of operations.

Item 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market and Stockholders

As of February 16, 2024, there were 206 holders of the Company's common stock, in addition to beneficial owners of shares held in broker and nominee names. Our common stock trades on the New York Stock Exchange under the symbol "LCII".

The table and related information required for the Equity Compensation Plan is incorporated by reference from the information contained under the caption "Equity Compensation Plan Information" in our 2024 Proxy Statement.

Dividends and Share Repurchases

See Note 13 - Stockholders' Equity of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion regarding dividends and share repurchases. There were no share repurchases in the year ended December 31, 2023.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations generally discusses 2023 and 2022 items and year-over-year comparisons between 2023 and 2022. A detailed discussion of 2021 items and year-over-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.

The Company, through its wholly-owned subsidiary, LCI, supplies, domestically and internationally, a broad array of highly engineered components for the leading OEMs in the recreation and transportation markets, consisting primarily of RVs and adjacent industries including boats; buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; trains; manufactured homes; and modular housing. We also supply engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet.

We have two reportable segments, the OEM Segment and the Aftermarket Segment. At December 31, 2023, we operated over 110 manufacturing and distribution facilities located throughout North America and Europe. Net sales and operating profit were as follows for the years ended December 31:

(In thousands)	2023	2022
Net sales:
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,358,853	$2,617,585
Motorhomes	269,356	339,097
Adjacent Industries OEMs	1,275,533	1,359,188
Total OEM Segment net sales	2,903,742	4,315,870
Aftermarket Segment:
Total Aftermarket Segment net sales	881,066	891,273
Total net sales	$3,784,808	$5,207,143

Operating profit:
OEM Segment	$17,361	$479,150
Aftermarket Segment	106,067	73,878
Total operating profit	$123,428	$553,028
Corporate expenses are allocated between the segments based upon net sales.

Net sales and operating profit by segment, as a percent of the total, were as follows for the years ended December 31:

	2023	2022
Net sales:
OEM Segment	77%	83%
Aftermarket Segment	23%	17%
Total net sales	100%	100%

Operating Profit:
OEM Segment	14%	87%
Aftermarket Segment	86%	13%
Total segment operating profit	100%	100%
Operating profit margin by segment was as follows for the years ended December 31:

	2023	2022
OEM Segment	0.6%	11.1%
Aftermarket Segment	12.0%	8.3%
Operating profit margins in 2023 were impacted by a number of factors, as further described below under “Results of Operations – Year Ended December 31, 2023 Compared to Year Ended December 31, 2022.”

Our OEM Segment manufactures and distributes a broad array of engineered components for the leading OEMs of RVs and adjacent industries, including boats; buses; trailers used to haul boats, livestock, equipment and other cargo; trucks;

trains; manufactured homes; and modular housing. Approximately 47 percent of our OEM Segment net sales for the year ended December 31, 2023 were of components for travel trailer and fifth-wheel RVs, including:

● Steel chassis and related components	● Electric and manual entry steps
● Axles, ABS, and suspension solutions	● Awnings and awning accessories
● Slide-out mechanisms and solutions	● Electronic components
● Thermoformed bath, kitchen, and other products	● Appliances
● Vinyl, aluminum, and frameless windows	● Air conditioners
● Manual, electric, and hydraulic stabilizer and leveling systems	● Televisions and sound systems
● Entry, luggage, patio, and ramp doors	● Tankless water heaters
● Furniture and mattresses	● Other accessories
The Aftermarket Segment supplies many of these engineered components to the related aftermarket channels of the recreation and transportation markets, primarily to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, tankless water heaters, and the sale of replacement glass and awnings to fulfill insurance claims.

Diversification Strategy

We are executing a strategic initiative to diversify the markets we serve away from the historical concentration within the North American RV OEM industry. Approximately 61 percent of net sales for the year ended December 31, 2023 were generated outside of the North American RV OEM market compared to 46 percent in 2022, demonstrating positive results from our diversification strategy in 2023. While North American RV OEM wholesale shipments declined 37 percent year-over year, due to the effectiveness of our diversification strategy, consolidated net sales were only down 27 percent.

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
According to the RVIA, industry-wide wholesale shipments from the United States of travel trailer and fifth-wheel RVs, the Company's primary RV market, decreased 39 percent to 259,100 units in 2023, compared to 2022, primarily due to decreased retail demand. Retail demand for travel trailer and fifth-wheel RVs decreased 17 percent in 2023 compared to 2022. Retail demand has declined from elevated post-pandemic levels, primarily driven by inflation and higher interest rates impacting retail consumers' discretionary spending. Retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.
While we measure our OEM Segment RV sales against industry-wide wholesale shipment statistics, the underlying health of the RV industry is determined by retail demand. A comparison of the number of units and the year-over-year percentage change in industry-wide wholesale shipments and retail sales of travel trailers and fifth-wheel RVs, as reported by

Statistical Surveys, Inc., as well as the resulting estimated change in dealer inventories, for both the United States and Canada, is as follows:

	Wholesale		Retail		Estimated Unit Impact on Dealer Inventories
	Units	Change	Units	Change
Year ended December 31, 2023	259,100	(39)%	324,800	(17)%	(65,700)
Year ended December 31, 2022	421,700	(21)%	389,700	(22)%	32,000
Year ended December 31, 2021	531,300	40%	502,700	10%	28,600
According to the RVIA, industry-wide wholesale shipments of motorhome RVs in 2023 decreased 21 percent to 45,900 units compared to 2022. Retail demand for motorhome RVs decreased eight percent in 2023, compared to a 13 percent decrease in retail demand in 2022. Retail demand has declined from post-pandemic elevated levels, partially driven by inflation and higher interest rates impacting retail consumers' discretionary spending.

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

The estimated potential content per unit we may supply to the Adjacent Industries varies by OEM product and differs from RVs. As a means to understand the potential of each of these markets, management reviews the number of retail units sold. The following are key target markets for Adjacent Industries component sales:

•Enclosed trailers. According to Statistical Surveys, approximately 184,300, 198,700, and 239,700 enclosed trailers were sold in 2023, 2022, and 2021, respectively.
•Traditional power boats. Statistical Surveys also reported approximately 178,900, 185,400, and 216,900 traditional power boats were sold in 2023, 2022, and 2021, respectively. Traditional power boats include bass, deck, jet, pontoon, ski-wake, and other boats. Included in this total, Statistical Surveys reported approximately 62,300, 62,300, and 67,800 pontoon boats were sold in 2023, 2022, and 2021, respectively.
•School buses. According to School Bus Fleet, there were approximately 41,200, 40,600, and 30,600 school buses sold in 2023, 2022, and 2021, respectively.
•Manufactured housing. According to the Institute for Building Technology and Safety, there were approximately 89.200, 112,900, and 105,800 manufactured home wholesale shipments in 2023, 2022, and 2021, respectively.

Aftermarket Segment

Many of our OEM Segment products are also sold through various aftermarket channels of the recreation and transportation markets, primarily to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. This includes discretionary accessories and replacement service parts. We have teams dedicated to product, technical, and installation training as well as marketing support for our Aftermarket Segment customers. We also support multiple call centers to provide responses to customers for product, delivery, and technical support. This support is designed for a rapid response to critical repairs, so customer downtime is minimal. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, tankless water heaters, and the sale of replacement glass and awnings to fulfill insurance claims. Many of the optional upgrades and non-critical replacement parts for RVs are purchased outside the normal product selling season, thereby causing certain Aftermarket Segment sales to be counter-seasonal.

According to Go RVing, estimated RV ownership in the United States as of 2021 increased to a record-high 11.2 million households. This vibrant market is a key driver for aftermarket sales, as we anticipate owners will likely upgrade their units as well as replace parts and accessories which have been subjected to normal wear and tear.

In December 2019, we acquired CURT, a leading manufacturer and distributor of branded towing products and truck accessories for the aftermarket. Our CURT products are sold to the automotive and truck aftermarket, as well as the RV, marine, and trailer markets, all of which require towing products, which we believe complements the OEM markets we serve. Sales from CURT products accounted for approximately half of our Aftermarket Segment net sales in each of 2023 and 2022.

CURT sold 910,000 hitches in 2023 compared to 860,000 in 2022. Additionally, with the acquisition of Kaspar Ranch Hand Equipment, LLC in April 2021, we continued to expand our product offering to include custom bumpers, grill guards, and steps for the automotive aftermarket.

RESULTS OF OPERATIONS

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Consolidated Summary

•Consolidated net sales for 2023 were $3.8 billion, 27 percent lower than consolidated net sales for 2022 of $5.2 billion. The decrease was primarily driven by a nearly 37 percent decrease in total North American RV wholesale shipments, decreased selling prices which are indexed to select commodities, and lower North American marine production levels, partially offset by net sales from recent acquisitions. Net sales from acquisitions completed in 2022 and 2023 contributed approximately $73.6 million in 2023.
•Net income for 2023 was $64.2 million, or $2.52 per diluted share, compared to net income of $395.0 million, or $15.48 per diluted share, for 2022.
•Consolidated operating profit during 2023 was $123.4 million compared to $553.0 million in 2022. Operating profit margin was 3.3 percent in 2023 compared to 10.6 percent in 2022. The decrease was primarily due to decreased selling prices which are indexed to select commodities and the impact of fixed costs on reduced sales, partially offset by decreases in material commodity costs.
•The cost of steel and aluminum consumed in certain of our manufactured components decreased in 2023 compared to 2022. Raw material costs are subject to continued fluctuation and impact certain contractual selling prices which are indexed to select commodities.
•The decrease in selling, general and administrative costs of $67.5 million in 2023 was primarily driven by personnel costs reductions of $41.5 million, discretionary spend reductions of $22.3 million, and a decrease in transportation costs of $17.5 million, due to lower volumes in 2023 compared to 2022, partially offset by incremental costs from recent acquisitions of $7.6 million.
•The effective tax rate of 22.7 percent for the full-year 2023 was lower than the prior year, primarily due to tax adjustments as discussed below under "Income Taxes."
•Interest expense in 2023 was $40.4 million compared to $27.6 million in 2022. The increase was primarily due to interest rate increases throughout the year on our variable rate indebtedness, partially offset by net repayments of indebtedness of $277.0 million in 2023.
•In 2023, we paid quarterly dividends aggregating $4.20 per share, or $106.3 million.

OEM Segment

Net sales of the OEM Segment in 2023 decreased 33 percent, or $1.4 billion, compared to 2022. Net sales of components to OEMs were to the following markets for the years ended December 31:

(In thousands)	2023	2022	Change
RV OEMs:
Travel trailers and fifth-wheels	$1,358,853	$2,617,585	(48)%
Motorhomes	269,356	339,097	(21)%
Adjacent Industries OEMs	1,275,533	1,359,188	(6)%
Total OEM Segment net sales	$2,903,742	$4,315,870	(33)%
According to the RVIA, industry-wide wholesale shipments for the years ended December 31 were:

	2023	2022	Change
Travel trailer and fifth-wheel RVs	259,100	421,700	(39)%
Motorhomes	45,900	58,400	(21)%
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

Content per:	2023	2022	Change
Travel trailer and fifth-wheel RV	$5,058	$6,090	(17)%
Motorhome	$3,506	$4,099	(14)%
Our average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by changes in selling prices for our products, market share gains, and acquisitions. The declines in content in 2023 compared to 2022 were driven primarily by decreased selling prices contractually tied to indices of select commodities, partially offset by organic and acquisition growth.

Our decrease in net sales to RV OEMs during 2023 was driven by a 37 percent reduction in North American wholesale shipments during 2023, primarily driven by dealer inventory levels, inflation, and higher interest rates impacting retail consumers.

Our decrease in net sales to OEMs in Adjacent Industries during 2023 was primarily due to lower sales to North American OEMs in the marine and manufactured housing markets, primarily driven by dealer inventory levels, inflation, and elevated interest rates impacting retail consumers.

Operating profit of the OEM Segment was $17.4 million in 2023, a decrease of $461.8 million compared to 2022. The operating profit margin of the OEM Segment decreased to 0.6 percent in 2023 compared to 11.1 percent in 2022 and was negatively impacted by:
•Selling prices contractually tied to indices of select commodities decreased, resulting in a decrease in operating profit of $213.7 million compared to 2022.
•The impact of fixed costs on reduced sales, which decreased operating profit by $84.7 million related to fixed production overhead costs and $63.8 million related to fixed selling, general, and administrative costs.
•Warranty costs decreased operating profit by $29.4 million due to increased warranty claim payments driven by retail dealers seeking service work to offset retail sales which declined in 2023 and higher claim activity associated with certain products.
•Incremental costs incurred due to volatile OEM schedules, resulting in a decrease in operating profit of $20.2 million compared to 2022.
•Sales mix increase of lower margin products from recent acquisitions and related integration costs, which negatively impacted operating profit by $19.7 million.
Partially offset by:
•Decreases in material commodity costs, which positively impacted operating profit by $114.7 million, primarily related to decreased steel and aluminum costs.
•A decrease in production labor primarily related to reduced overtime and temporary staffing, resulting in an increase in operating profit of $12.6 million compared to 2022.
•Pricing changes to targeted products, resulting in an increase in operating profit of $9.5 million compared to 2022.
Amortization expense on intangible assets for the OEM Segment was $41.6 million in 2023, compared to $41.3 million in 2022. Depreciation expense on fixed assets for the OEM Segment was $58.4 million in 2023, compared to $58.2 million in 2022.

Aftermarket Segment

Net sales of the Aftermarket Segment in 2023 decreased 1 percent, or $10.2 million, compared to 2022. Net sales of components in the Aftermarket Segment were as follows for the years ended December 31:

(In thousands)	2023	2022	Change
Total Aftermarket Segment net sales	$881,066	$891,273	(1)%
Our net sales to the Aftermarket Segment decreased during 2023 primarily driven by lower volumes within marine markets and the impacts of inflation and elevated interest rates on consumers' discretionary spending. The declines in the marine aftermarket were partially offset by strength in the automotive and RV aftermarkets, especially in the second half of 2023. The automotive aftermarket, in particular, experienced growth in the second half of 2023 primarily due to market share gains.

Operating profit of the Aftermarket Segment was $106.1 million in 2023, an increase of $32.2 million compared to 2022. The operating profit margin of the Aftermarket Segment was 12.0 percent in 2023, compared to 8.3 percent in 2022, and was positively impacted by:
•Decreases in material commodity costs, which positively impacted operating profit by $34.4 million, primarily related to decreased steel and aluminum costs.
•Pricing changes to targeted products, resulting in an increase in operating profit of $6.8 million compared to the same period of 2022.
Partially offset by:
•Increases in outbound transportation costs due to changes in customer mix, which reduced operating profit by $5.1 million.
•The impact of fixed costs due to reduced volumes, which decreased operating profit by $2.7 million related to fixed selling, general, and administrative costs and $1.4 million related to fixed overhead costs.
Amortization expense on intangible assets for the Aftermarket Segment was $15.5 million in 2023, compared to $15.1 million in 2022. Depreciation expense on fixed assets for the Aftermarket Segment was $16.3 million in 2023, compared to $14.7 million in 2022.

Interest Expense

Interest expense, net was $40.4 million in 2023, compared to $27.6 million in 2022. The increase in interest expense was primarily due to higher global interest rates on our adjustable rate Term Loan (as defined in Note 9 of the Notes to Consolidated Financial Statements) and revolving credit facility, partially offset by principal payments on the Term Loan, net repayments on our revolving credit facility, and the payoff of the shelf loan balance in March 2022. We prepaid $37.5 million of principal on the Term Loan during 2023. These prepayments were applied to pay in full the scheduled principal amortization payments due through March 31, 2025, and are projected to save us approximately $1.9 million in annual interest expense based on interest rates in effect at December 31, 2023. See Note 9 of the Notes to Consolidated Financial Statements for a description of our credit facilities.

Income Taxes

The effective income tax rate for 2023 was 22.7 percent compared to 24.8 percent in 2022. The lower effective tax rate for 2023 was primarily due to an increase in the cash surrender value of life insurance, a decrease in non-deductible executive compensation expenses, and a decrease in the state effective tax rate. We estimate the 2024 effective income tax rate to be approximately 24 to 26 percent.

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

As of December 31, 2023, we had $66.2 million in cash and cash equivalents, and $245.3 million of availability under our revolving credit facility under the Credit Agreement (as defined in Note 9 of the Notes to Consolidated Financial Statements). We also have the ability to request an increase to the revolving and/or incremental term loan facilities by up to an additional $400.0 million in the aggregate upon approval of the lenders providing any such increase and the satisfaction of certain other conditions. See Note 9 of the Notes to Consolidated Financial Statements for a description of our credit facilities.
We believe the availability under the revolving credit facility under the Credit Agreement, along with our cash flows from operations, are adequate to finance our anticipated cash requirements for the next twelve months.

The Consolidated Statements of Cash Flows reflect the following for the years ended December 31:

(In thousands)	2023	2022
Net cash flows provided by operating activities	$527,229	$602,514
Net cash flows used in investing activities	(83,748)	(241,790)
Net cash flows used in financing activities	(426,184)	(374,871)
Effect of exchange rate changes on cash and cash equivalents	1,361	(1,250)
Net increase (decrease) in cash and cash equivalents	$18,658	$(15,397)

Discussion - Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Cash Flows from Operations

Net cash flows provided by operating activities were $527.2 million in 2023, compared to $602.5 million in 2022. The decrease in net cash flows provided by operating activities was primarily due to a decrease in net income adjusted for depreciation and amortization, stock-based compensation expense, deferred taxes, and other non-cash items of $318.1 million. The decrease in net income was partially offset by the net change in assets and liabilities, net of acquired businesses, as it generated $242.8 million more cash than in 2022. The primary provider of cash generated from net assets in 2023 was the decrease in inventory of $235.3 million, due to decreasing material commodity costs and initiatives to reduce inventory as RV production demand has slowed from elevated post-pandemic levels seen during the first half of 2022.

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

Depreciation and amortization was $131.8 million and $129.2 million in 2023 and 2022, respectively, and is expected to be approximately $130 to $140 million in 2024. Non-cash stock-based compensation expense was $18.2 million and $23.7 million in 2023 and 2022, respectively, and is expected to be approximately $20 to $25 million in 2024.

Cash Flows from Investing Activities
Cash flows used in investing activities of $83.7 million in 2023 were primarily comprised of $62.2 million for capital expenditures and $25.9 million for the acquisition of businesses. Cash flows used in investing activities of $241.8 million in 2022 were primarily comprised of $130.6 million for capital expenditures and $108.5 million for the acquisition of businesses.
Our capital expenditures are primarily for replacement and growth. Over the long term, based on our historical capital expenditures, the replacement portion has averaged approximately one to two percent of net sales, while the growth portion has averaged approximately two to three percent of net sales. However, there are many factors that can impact the actual spending compared to these historical averages. We estimate 2024 capital expenditures of $55 to $75 million, including investments in automation and lean projects, which we expect to fund with cash flows from operations or periodic borrowings under the revolving credit facility as needed.
The 2023 capital expenditures and acquisitions were funded by cash generated from operations and borrowings under our Credit Agreement. Capital expenditures and acquisitions in 2024 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under our revolving credit facility.
Cash Flows from Financing Activities
Cash flows used in financing activities of $426.2 million in 2023 were primarily comprised of $215.9 million in net repayments under our revolving credit facility, payments of quarterly dividends of $106.3 million, $61.1 million in repayments under our Term Loan and other borrowings, $31.9 million related to payments of contingent consideration and holdbacks related to acquisitions, and cash outflows of $9.6 million related to vesting of stock-based awards, net of shares tendered for payment of taxes. Included in the repayments under our Term Loan were $37.5 million of principal prepayments in 2023. These prepayments were applied to pay in full the scheduled principal amortization payments due through March 31, 2025.
Cash flows used in financing activities of $374.9 million in 2022 were primarily comprised of $105.3 million in net repayments under our revolving credit facility, payments of quarterly dividends of $102.7 million, $73.0 million in repayments under our shelf loan, Term Loan, and other borrowings, $60.2 million related to payment of contingent consideration and holdbacks related to acquisitions, $24.1 million in repurchases of common stock, and cash outflows of $11.0 million related to vesting of stock-based awards, net of shares tendered for payment of taxes.
The Credit Agreement includes both financial and non-financial covenants. The covenants dictate that we shall not permit our net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. During 2023, we entered into two amendments to the Credit Agreement that provided for adjustments to certain of the financial covenants for the second, third, and fourth fiscal quarters of 2023. At December 31, 2023, we were in compliance with all applicable financial covenants and expect to remain in compliance for the next twelve months.
We have paid regular quarterly dividends since 2016. Future dividend policy with respect to our common stock will be determined by our Board of Directors in light of our prevailing financial needs, earnings, and other relevant factors, including any limitations in our debt agreements, such as maintenance of certain financial ratios. In May 2022, our Board of Directors authorized a stock repurchase program for the purchase of up to $200.0 million of our common stock over a three-year period ending on May 19, 2025. Under this stock repurchase program, we purchased 253,490 shares at a weighted average price of $94.89 per share, totaling $24.1 million, during the year ended December 31, 2022. No shares were repurchased during the year ended December 31, 2023. See Note 13 of the Notes to Consolidated Financial Statements for additional information related to our dividend and share repurchase programs.
Future Cash Requirements
The following table summarizes our material estimated future cash requirements under our contractual obligations for indebtedness and operating leases at December 31, 2023, in total and disaggregated into current (payable in 2024) and long-term (payable after 2024) obligations.

(In thousands)	Total	Current	Long-Term
Total indebtedness (a)	$854,046	$589	$853,457
Interest on indebtedness (a)	89,717	32,544	57,173
Operating leases (b)	345,718	50,589	295,129
Total	$1,289,481	$83,722	$1,205,759
a.See Note 9 of the Notes to Consolidated Financial Statements for additional information regarding the maturities of debt principal. Interest payments on our indebtedness are calculated using the outstanding balances and interest rates in effect on December 31, 2023.
b.See Note 11 of the Notes to Consolidated Financial Statements for additional information regarding the maturity of our lease obligations under operating leases. Our finance leases were not material at December 31, 2023.
Retirement and Other Benefit Plans
We consider various factors when making funding decisions, such as regulatory requirements, actuarially determined minimum contribution requirements, and contributions required to avoid benefit restrictions for defined benefit pension plans. For the year ended December 31, 2023, we made discretionary matching contributions of $12.1 million to our defined contribution 401(k) profit sharing plan. We anticipate making minimum required contributions of approximately $0.7 million to our Dutch pension plans in 2024 following curtailment of the plans at the end of 2022. We also expect to make matching contributions to our defined contribution 401(k) profit sharing plan in 2024 at a level similar to 2023; however, these contributions are discretionary and subject to change. See Note 8 of the Notes to Consolidated Financial Statements for further information related to our retirement and other benefit plans.

CORPORATE GOVERNANCE

We are in compliance with the corporate governance requirements of the SEC and the New York Stock Exchange. Our governance documents and committee charters and key practices have been posted to the "Investors" section of our website (www.lci1.com) and are updated periodically. The website also contains, or provides direct links to, all SEC filings, press releases and investor presentations. We have also established a Whistleblower Policy, which includes a toll-free hotline (800-461-9330) to report complaints about the Company’s accounting, internal controls, auditing matters or other concerns. The Whistleblower Policy and procedure for complaints can be found on our website (www.lci1.com).

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

Warranty

We provide warranty terms based upon the type of product sold. We estimate the warranty accrual based upon various factors, including historical warranty costs, warranty claim lag, and sales. The accounting for warranty accruals requires us to make assumptions and judgments, and to the extent actual results differ from original estimates, adjustments to recorded accruals may be required. In 2023, we experienced an increase in warranty claims paid year-over-year, which grew while net sales contracted. We believe the unfavorable trend in relation to net sales is due to increased warranty claim payments driven by retail dealers seeking service work to offset retail sales which declined in 2023 and higher claim activity associated with certain products. The increase in warranty claim lag time was driven by units remaining on dealer lots for longer periods due to the slower sales environment. For further information on our warranty accrual, including a roll-forward of changes in the accrual, see Note 7 of the Notes to Consolidated Financial Statements.

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

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by us which are made from these raw materials, are influenced by demand and other factors specific to these commodities, as well as by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. Overall, we experienced reduced prices of these commodities in 2023, and at this time, we expect commodity prices to be generally stable in 2024. Please see "Results of Operations" above for additional information regarding the impact of raw material costs on our results of operations for the year ended December 31, 2023.

While we experienced deflation in the prices of our key raw materials in 2023, inflation on consumer products and interest rates that increased throughout 2023 impacted retail consumers' discretionary spending, which we believe contributed to our decline in sales, especially in our RV OEM and certain adjacent industries OEM markets such as marine. Additionally, increasing interest rates in 2023 impacted retail dealers' cost of floorplan financing, which elevates the carrying cost of inventory on retail dealer lots. We expect that the potential for interest rate reductions later in 2024 would favorably impact retail consumers, as well as retail dealers' floorplan financing.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risk related to changes in short-term interest rates on our variable rate debt, as further described in Note 9 to the Notes to Consolidated Financial Statements. At December 31, 2023, we had $390.9 million of borrowings outstanding on our variable rate revolving credit facility and incremental term loan. Assuming consistent borrowing levels and an increase of 100 basis points in the interest rate for borrowings of a similar nature subsequent to December 31, 2023, future cash flows would be reduced by approximately $3.9 million per annum.
We are also exposed to changes in the prices of raw materials, specifically steel and aluminum. We have, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in steel and aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. We had no outstanding derivative instruments on commodities at December 31, 2023 and 2022.
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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of LCI Industries and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of certain product warranty accruals

As discussed in Note 7 to the consolidated financial statements, the Company’s product warranty accrual as of December 31, 2023 was $71.6 million. The Company provides warranty terms based upon the type of product sold and estimates warranty accruals based upon various factors and information, including historical warranty costs, warranty claim lag, and sales.

We identified the evaluation of certain product warranty accruals as a critical audit matter. Complex auditor judgment was required to evaluate the Company's warranty accruals, including the model used to determine certain product warranty accruals, which required the use of actuarial professionals with specialized skills and knowledge.

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

Chicago, Illinois
February 23, 2024

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2023	2022	2021
(In thousands, except per share amounts)

Net sales	$3,784,808	$5,207,143	$4,472,697
Cost of sales	3,008,618	3,933,854	3,429,662
Gross profit	776,190	1,273,289	1,043,035
Selling, general and administrative expenses	652,762	720,261	644,625
Operating profit	123,428	553,028	398,410
Interest expense, net	40,424	27,573	16,366
Income before income taxes	83,004	525,455	382,044
Provision for income taxes	18,809	130,481	94,305
Net income	$64,195	$394,974	$287,739

Net income per common share:
Basic	$2.54	$15.57	$11.39
Diluted	$2.52	$15.48	$11.32

Weighted average common shares outstanding:
Basic	25,305	25,372	25,257
Diluted	25,436	25,514	25,427

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
(In thousands)

Net income	$64,195	$394,974	$287,739
Other comprehensive income (loss):
Net foreign currency translation adjustment	8,532	(20,920)	(9,697)
Actuarial (loss) gain on pension plans	(964)	28,125	2,107
Total comprehensive income	$71,763	$402,179	$280,149

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
(In thousands, except per share amount)
ASSETS
Current assets
Cash and cash equivalents	$66,157	$47,499
Accounts receivable, net of allowances of $5,701 and $5,904 at December 31, 2023 and 2022, respectively	214,707	214,262
Inventories, net	768,407	1,029,705
Prepaid expenses and other current assets	67,599	99,310
Total current assets	1,116,870	1,390,776
Fixed assets, net	465,781	482,185
Goodwill	589,550	567,063
Other intangible assets, net	448,759	503,320
Operating lease right-of-use assets	245,388	247,007
Other long-term assets	92,971	56,561
Total assets	$2,959,319	$3,246,912

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term indebtedness	$589	$23,086
Accounts payable, trade	183,697	143,529
Current portion of operating lease obligations	36,269	35,447
Accrued expenses and other current liabilities	174,437	219,238
Total current liabilities	394,992	421,300
Long-term indebtedness	846,834	1,095,888
Operating lease obligations	222,680	222,478
Deferred taxes	32,345	30,580
Other long-term liabilities	107,432	95,658
Total liabilities	1,604,283	1,865,904
Stockholders' equity
Common stock, par value $.01 per share	287	285
Paid-in capital	245,659	234,956
Retained earnings	1,177,034	1,221,279
Accumulated other comprehensive income	14,272	6,704
Stockholders' equity before treasury stock	1,437,252	1,463,224
Treasury stock, at cost	(82,216)	(82,216)
Total stockholders' equity	1,355,036	1,381,008
Total liabilities and stockholders' equity	$2,959,319	$3,246,912

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$64,195	$394,974	$287,739
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	131,768	129,212	112,320
Stock-based compensation expense	18,229	23,695	27,161
Deferred taxes	2,067	(9,277)	(3,279)
Other non-cash items	7,716	3,496	7,456
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	1,594	115,706	(58,843)
Inventories, net	235,347	117,419	(516,692)
Prepaid expenses and other assets	25,954	14,990	(13,306)
Accounts payable, trade	38,737	(161,121)	68,879
Accrued expenses and other liabilities	1,622	(26,580)	(23,008)
Net cash flows provided by (used in) operating activities	527,229	602,514	(111,573)
Cash flows from investing activities:
Capital expenditures	(62,209)	(130,641)	(98,534)
Acquisitions of businesses	(25,851)	(108,470)	(194,107)
Other investing activities	4,312	(2,679)	11,423
Net cash flows used in investing activities	(83,748)	(241,790)	(281,218)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(9,628)	(10,961)	(8,324)
Proceeds from revolving credit facility	248,900	1,128,400	1,303,193
Repayments under revolving credit facility	(464,822)	(1,233,740)	(1,281,147)
Proceeds from term loan borrowings	—	—	124,199
Repayments under shelf loan, term loan, and other borrowings	(61,099)	(73,031)	(21,457)
Proceeds from issuance of convertible notes	—	—	460,000
Purchases of convertible note hedge contracts	—	—	(100,142)
Proceeds from issuance of warrants concurrent with note hedge contracts	—	—	48,484
Payment of debt issuance costs	—	—	(12,214)
Payment of dividends	(106,336)	(102,726)	(87,171)
Payment of contingent consideration and holdbacks related to acquisitions	(31,857)	(60,228)	(22,830)
Repurchases of common stock	—	(24,054)	—
Other financing activities	(1,342)	1,469	1,972
Net cash flows (used in) provided by financing activities	(426,184)	(374,871)	404,563
Effect of exchange rate changes on cash and cash equivalents	1,361	(1,250)	(697)
Net increase (decrease) in cash and cash equivalents	18,658	(15,397)	11,075
Cash and cash equivalents at beginning of period	47,499	62,896	51,821
Cash and cash equivalents at end of period	$66,157	$47,499	$62,896

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31,
	2023	2022	2021
(In thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$39,925	$25,052	$15,429
Income taxes, net of refunds	8,118	170,012	94,075
Non-cash investing and financing activities:
Non-cash contribution of net assets for investment in unconsolidated joint venture	34,220	—	—
Purchase of property and equipment in accrued expenses	531	1,730	3,602

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance - January 1, 2021	$282	$227,407	$731,710	$7,089	$(58,162)	$908,326
Net income	—	—	287,739	—	—	287,739
Issuance of 117,540 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	2	(8,326)	—	—	—	(8,324)
Stock-based compensation expense	—	27,161	—	—	—	27,161
Purchase of convertible note hedge contracts, net of tax	—	(75,750)	—	—	—	(75,750)
Issuance of warrants	—	48,484	—	—	—	48,484
Other comprehensive loss	—	—	—	(7,590)	—	(7,590)
Cash dividends ($3.45 per share)	—	—	(87,171)	—	—	(87,171)
Dividend equivalents on stock-based awards	—	1,483	(1,483)	—	—	—
Balance - December 31, 2021	284	220,459	930,795	(501)	(58,162)	1,092,875
Net income	—	—	394,974	—	—	394,974
Issuance of 159,125 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(10,962)	—	—	—	(10,961)
Stock-based compensation expense	—	23,695	—	—	—	23,695
Repurchase of 253,490 shares of common stock	—	—	—	—	(24,054)	(24,054)
Other comprehensive income	—	—	—	7,205	—	7,205
Cash dividends ($4.05 per share)	—	—	(102,726)	—	—	(102,726)
Dividend equivalents on stock-based awards	—	1,764	(1,764)	—	—	—
Balance - December 31, 2022	285	234,956	1,221,279	6,704	(82,216)	1,381,008
Net income	—	—	64,195	—	—	64,195
Issuance of 147,216 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	2	(9,630)	—	—	—	(9,628)
Stock-based compensation expense	—	18,229	—	—	—	18,229
Other comprehensive income	—	—	—	7,568	—	7,568
Cash dividends ($4.20 per share)	—	—	(106,336)	—	—	(106,336)
Dividend equivalents on stock-based awards	—	2,104	(2,104)	—	—	—
Balance - December 31, 2023	$287	$245,659	$1,177,034	$14,272	$(82,216)	$1,355,036

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries ("LCII" and collectively with its subsidiaries, the "Company," "we," "us," or "our"). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI," or "Lippert"), supplies, domestically and internationally, a broad array of highly engineered components for the leading original equipment manufacturers ("OEMs") in the recreation and transportation markets, consisting primarily of recreational vehicles ("RVs") and adjacent industries including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. At December 31, 2023, the Company operated over 110 manufacturing and distribution facilities located throughout North America and Europe.

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

Goodwill

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. In 2023 and 2022, the Company assessed qualitative factors of its reporting units to determine whether it was more likely than not the fair value of the reporting unit was less than its carrying amount, including goodwill. The qualitative impairment test consists of an assessment of qualitative factors, including general economic and industry conditions, market share, and input costs.

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
For product sales, the Company transfers control and recognizes revenue when it ships the product from its facility to its customer. The amount of consideration the Company receives, and the revenue recognized varies with sales discounts, volume rebate programs, and indexed material pricing. When the Company offers customers retrospective volume rebates, it estimates the expected rebates based on an analysis of historical experience. The Company adjusts its estimate of revenue related to volume rebates at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. Volume rebates are generally settled on a quarterly basis. When the Company offers customers prompt pay sales discounts or agrees to variable pricing based on material indices, it estimates the expected discounts or pricing adjustments based on an analysis of historical experience. The Company adjusts its estimate of revenue related to sales discounts and indexed material pricing to the expected value of the consideration to which the Company will be entitled. The Company includes the variable consideration in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue will not occur when the volume, discount or indexed material price uncertainties are resolved.
See Note 14 - Segment Reporting for the Company's disclosures of disaggregated revenue.
Shipping and Handling Costs
The Company recognizes shipping and handling costs as fulfillment costs when control over products has transferred to the customer, and records the expense within selling, general and administrative expenses. Such costs aggregated to $214.9 million, $230.4 million, and $203.8 million in the years ended December 31, 2023, 2022, and 2021, respectively.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures, which requires entities to report incremental information about significant segment expenses included in a segment's profit or loss measure as well as the name and title of the chief operating decision maker. The new standard also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually. This ASU is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the effect of adopting this new accounting guidance.

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is evaluating the effect of adopting this new accounting guidance.

3.    EARNINGS PER SHARE

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the years ended December 31:

(In thousands)	2023	2022	2021
Weighted average shares outstanding for basic earnings per share	25,305	25,372	25,257
Common stock equivalents pertaining to stock-based awards	131	142	170
Weighted average shares outstanding for diluted earnings per share	25,436	25,514	25,427

Equity instruments excluded from diluted net earnings per share calculation as the effect would have been anti-dilutive	165	102	119
For the Company's 1.125 percent convertible senior notes due 2026 (the "Convertible Notes") issued in May 2021, the dilutive effect is calculated using the if-converted method. The Company is required, pursuant to the indenture governing the Convertible Notes, dated May 13, 2021, by and between the Company and U.S. Bank National Association, as trustee (the "Indenture"), to settle the principal amount of the Convertible Notes in cash and may elect to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company's common stock, or a combination thereof. Under the if-converted method, the Company includes the number of shares required to satisfy the conversion obligation, assuming all the Convertible Notes are converted. Because the average closing price of the Company's common stock for the year ended December 31, 2023, which is used as the basis for determining the dilutive effect on earnings per share, was less than the conversion price of $165.65, all associated shares were antidilutive.

In conjunction with the issuance of the Convertible Notes, the Company, in privately negotiated transactions with certain commercial banks (the "Counterparties"), sold warrants to purchase 2.8 million shares of the Company's common stock (the "Warrants"). The Warrants have a strike price of $259.84 per share, subject to customary anti-dilution adjustments. For calculating the dilutive effect of the Warrants, the Company uses the treasury stock method. With this method, the Company assumes exercise of the Warrants at the beginning of the period, or at time of issuance if later, and issuance of shares of common stock upon exercise. Proceeds from the exercise of the Warrants are assumed to be used to repurchase shares of the Company's common stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be received upon the exercise of the Warrants less the number of shares repurchased, are included in diluted shares. For the year ended December 31, 2023, the average share price was below the Warrant strike price of $259.84 per share, and therefore 2.8 million shares were considered antidilutive.

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

4.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions in 2023

During the year ended December 31, 2023, the Company completed two acquisitions for an aggregate $25.8 million of cash purchase consideration, plus holdback payments of $0.2 million to be paid in 2025. The preliminary purchase price allocations resulted in $16.8 million of goodwill (tax deductible). As these acquisitions are not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.

Acquisitions in 2022

Way

In November 2022, the Company acquired substantially all of the business assets of Way Interglobal Network LLC ("Way"), a distributor of innovative appliances and electronics to OEMs in the RV industry. The Company paid $52.8 million in cash consideration at closing, subject to adjustment as a result of net working capital true-up procedures, and with deferred consideration of $2.0 million originally due on the first anniversary of the acquisition in November 2023. The Company completed a reconciliation of net working capital with the seller, which resulted in a reduction of the purchase price by $15.4 million. This purchase price reduction resulted in the cancellation of the holdback payment and recognition of a receivable from the seller. Following these adjustments, the Company determined that the total fair value of the consideration given was $39.3 million.

The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the Company's OEM Segment. As the operations of this acquisition are not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.

During the year ended December 31, 2023, the Company adjusted and finalized the preliminary purchase price allocation reported at December 31, 2022 to account for updates to net working capital and the fair value of intangible assets. These measurement period adjustments would not have resulted in a material impact on the prior period results if the adjustments had been recognized as of the acquisition date. The acquisition of this business was preliminarily recorded as of the acquisition date, and subsequently adjusted and finalized, as follows (in thousands):

	Preliminary at December 31, 2022	Measurement Period Adjustments	As Adjusted at December 31, 2023
Cash consideration	$52,761	$—	$52,761
Net working capital receivable	—	(13,446)	(13,446)
Fixed deferred consideration	2,000	(2,000)	—
Total fair value of consideration given	$54,761	$(15,446)	$39,315

Identifiable intangible assets	$13,000	$2,200	$15,200
Other assets acquired and liabilities assumed, net	36,783	(21,851)	14,932
Total fair value of net assets acquired	$49,783	$(19,651)	$30,132

Goodwill (tax deductible)	$4,978	$4,205	$9,183

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

Furrion

In September 2021, the Company acquired 100 percent of the share capital of Furrion, a leading distributor of a large range of appliances and other products to OEMs and aftermarket customers in the RV, specialty vehicle, utility trailer, horse trailer, marine, transit bus, and school bus industries. The total fair value of consideration, net of cash acquired, was approximately $146.7 million. The Company paid $50.5 million in cash consideration at closing, net of cash acquired, with fixed payments of $31.3 million paid on each of the first and second anniversaries of the acquisition in September 2022 and September 2023. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, in both the Company's OEM and Aftermarket Segments. The Company incurred costs during the year ended December 31, 2021 related specifically to this acquisition of $2.3 million, which are included in selling, general and administrative expenses in the Consolidated Statements of Income.

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

Other Acquisitions in 2021

During the year ended December 31, 2021, the Company completed two other acquisitions totaling $17.8 million of cash purchase consideration, plus holdback payments of $2.1 million to be paid over the two years following the closings of the respective acquisitions and contingent consideration of up to $2.0 million. Holdback payments of $0.5 million, $1.0 million, and $0.6 million were paid during the years ended December 31, 2023, 2022, and 2021, respectively, related to these acquisitions. The purchase price allocations resulted in $8.6 million of goodwill (tax deductible) and $7.8 million of acquired identifiable intangible assets.

Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2021	$379,463	$163,717	$543,180
Acquisitions	16,302	2,202	18,504
Measurement period adjustments	10,917	2,370	13,287
Foreign currency translation	(6,946)	(962)	(7,908)
Net balance – December 31, 2022	399,736	167,327	567,063
Acquisitions and divestitures	14,025	—	14,025
Measurement period adjustments	5,708	160	5,868
Foreign currency translation	2,232	362	2,594
Net balance – December 31, 2023	$421,701	$167,849	$589,550
The Company performed its annual goodwill impairment procedures for all of its reporting units as of November 30, 2023, 2022, and 2021, and concluded no goodwill impairment existed at any of those times. The Company plans to update its assessment as of November 30, 2024, or sooner if events occur or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying value. The goodwill balance as of each of December 31, 2023, 2022, and 2021 included $50.5 million of accumulated impairment, which occurred prior to December 31, 2021.

Other Intangible Assets

Other intangible assets, by segment, at December 31 were as follows:

(In thousands)	2023	2022
OEM Segment	$276,622	$314,828
Aftermarket Segment	172,137	188,492
Other intangible assets	$448,759	$503,320
Other intangible assets consisted of the following at December 31, 2023:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$509,505	$189,967	$319,538	6	to	20
Patents	114,864	67,602	47,262	3	to	20
Trade names (finite life)	99,366	26,978	72,388	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	10,104	8,453	1,651	3	to	6
Other	609	289	320	2	to	12
Other intangible assets	$742,048	$293,289	$448,759
The Company performed its annual impairment test for indefinite lived intangible assets as of November 30, 2023, 2022, and 2021, and concluded no impairment existed at any of those times.

Other intangible assets consisted of the following at December 31, 2022:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$520,273	$163,562	$356,711	6	to	20
Patents	121,167	62,841	58,326	3	to	20
Trade names (finite life)	97,810	21,380	76,430	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	11,584	7,698	3,886	3	to	6
Other	609	242	367	2	to	12
Other intangible assets	$759,043	$255,723	$503,320
Amortization expense related to other intangible assets was as follows for the years ended December 31:

(In thousands)	2023	2022	2021
Cost of sales	$9,910	$10,155	$5,783
Selling, general and administrative expense	47,165	46,218	41,782
Amortization expense	$57,075	$56,373	$47,565
Estimated amortization expense for other intangible assets for the next five years is as follows:

(In thousands)	2024	2025	2026	2027	2028
Cost of sales	$8,872	$7,908	$6,679	$5,945	$5,901
Selling, general and administrative expense	45,371	42,050	40,145	39,085	35,929
Amortization expense	$54,243	$49,958	$46,824	$45,030	$41,830

5.    INVENTORIES

Inventories consisted of the following at December 31:

(In thousands)	2023	2022
Raw materials	$457,877	$600,601
Work in process	45,112	44,850
Finished goods	265,418	384,254
Inventories, net	$768,407	$1,029,705

At December 31, 2023 and 2022, the Company has recorded inventory obsolescence reserves of $71.3 million and $55.9 million, respectively.

6.    FIXED ASSETS

Fixed assets consisted of the following at December 31:

			Estimated
			Useful Life
(In thousands)	2023	2022	in Years
Land	$20,669	$20,627
Buildings and improvements	244,742	222,598	10 to 40
Leasehold improvements	33,193	32,573	3 to 20
Machinery and equipment	542,395	481,817	3 to 15
Furniture and fixtures	100,368	103,430	3 to 15
Construction in progress	42,181	84,210
Fixed assets, at cost	983,548	945,255
Less accumulated depreciation and amortization	(517,767)	(463,070)
Fixed assets, net	$465,781	$482,185
Depreciation and amortization of fixed assets was as follows for the years ended December 31:

(In thousands)	2023	2022	2021
Cost of sales	$57,134	$56,039	$48,962
Selling, general and administrative expenses	17,559	16,800	15,793
Total	$74,693	$72,839	$64,755

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

(In thousands)	2023	2022
Employee compensation and benefits	$58,999	$77,804
Deferred acquisition payments and contingent consideration*	249	34,013
Current portion of accrued warranty	48,468	35,148
Other	66,721	72,273
Accrued expenses and other current liabilities	$174,437	$219,238
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

(In thousands)	2023	2022	2021
Balance at beginning of period	$54,528	$52,114	$47,091
Provision for warranty expense	84,331	46,363	28,223
Warranty liability from acquired businesses	789	—	7,890
Warranty costs paid	(68,070)	(43,949)	(31,090)
Balance at end of period	71,578	54,528	52,114
Less long-term portion	(23,110)	(19,380)	(18,240)
Current portion of accrued warranty at end of period	$48,468	$35,148	$33,874

8.    RETIREMENT AND OTHER BENEFIT PLANS

Defined Contribution Plan

The Company maintains a discretionary defined contribution 401(k) profit sharing plan covering all eligible employees. The Company contributed $12.1 million, $12.9 million, and $11.6 million to this plan during the years ended December 31, 2023, 2022, and 2021, respectively.

Deferred Compensation Plan

The Company has an Executive Non-Qualified Deferred Compensation Plan (the "Plan"). Pursuant to the Plan, certain management employees are eligible to defer all or a portion of their regular salary and incentive compensation. Participants deferred $2.6 million, $5.4 million, and $3.1 million during the years ended December 31, 2023, 2022, and 2021, respectively. The amounts deferred under this Plan are credited with earnings or losses based upon changes in values of the notional investments elected by the Plan participants. Each Plan participant is fully vested in their deferred compensation and earnings credited to his or her account as all contributions to the Plan are made by the participant. The Company is responsible for certain costs of Plan administration, which are not significant, and will not make any contributions to the Plan. Pursuant to the Plan, payments to the Plan participants are made from the general unrestricted assets of the Company, and the Company's obligations pursuant to the Plan are unfunded and unsecured. Participants withdrew $5.0 million, $2.4 million, and $2.0 million from the Plan during the years ended December 31, 2023, 2022, and 2021, respectively. At December 31, 2023 and 2022, deferred compensation of $40.5 million and $34.0 million, respectively, was recorded in other long-term liabilities, and deferred compensation of $2.5 million and $4.6 million, respectively, was recorded in accrued expenses and other current liabilities. The Company invests the majority of amounts deferred by the Plan participants in life insurance contracts, matching the investments elected by the Plan participants. Deferred compensation assets and liabilities are recorded at contract value. At December 31, 2023 and 2022, investments under the plan of $41.8 million and $37.6 million, respectively, were recorded in other long-term assets.

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

During 2022, there was a curtailment of the Dutch pension plans for the Company's Dutch employees whose pension benefit was based on years of service and average pay. These employees have been moved into defined contribution plans. This event resulted in curtailment gain amortization of $2.0 million for the year ended December 31, 2022. However, the unconditional indexation for all participants remains applicable and the Company remains liable for funding. The Company is not obligated to provide future pension funding for service after December 31, 2022.

The following table summarizes the change in the projected benefit obligation and the fair value of plan assets for the Dutch pension plans for the years ended December 31:

(In thousands)	2023	2022
Projected Benefit Obligation
Projected benefit obligation at beginning of period	$12,186	$85,593
Interest cost	455	1,403
Net service cost	—	2,836
Curtailment	—	(2,030)
Employee contributions	—	666
Benefits paid	(64)	(975)
Actuarial loss (gain), net	27	(69,445)
Unrealized loss (gain) on foreign exchange	448	(5,862)
Projected benefit obligation at end of period	13,052	12,186

Fair Value of Plan Assets
Fair value of plan assets at beginning of period	$7,386	$52,296
Increase in plan asset value	292	910
Employer contributions	—	1,626
Employee contributions	—	666
Benefits and administrative expenses paid	(64)	(1,349)
Actuarial gain (loss), net	649	(43,180)
Unrealized gain (loss) on foreign exchange	286	(3,583)
Fair value of plan assets at end of period	8,549	7,386

Underfunded status of the plans at end of the period	$4,503	$4,800

Accumulated benefit obligation	$13,052	$12,186
The following actuarial assumptions were used to determine the actuarial present value of the projected benefit obligation and the net periodic pension costs for the Dutch pension plans at December 31:

	2023	2022
Discount rate	3.37%	3.75%
Expected return on plan assets	3.37%	3.75%
Wage inflation	—%	2.00%
The wage inflation assumption used to determine the projected benefit obligation was not applicable in 2023 following the curtailment of the plans in 2022. Additionally, the Company assumed expected indexation that conforms to Dutch pension law, as agreed upon in the Dutch pension plans.

Amounts recognized for the Dutch pension plans in the Consolidated Balance Sheets consisted of the following at December 31:

(In thousands)	2023	2022
Deferred taxes	$1,162	$1,200
Other long-term liabilities	4,503	4,800
Accumulated other comprehensive income	29,061	28,125

The components of net periodic pension cost for the Dutch pension plans included the following for the years ended December 31:

(In thousands)	2023	2022	2021
Net service cost	$—	$2,836	$4,352
Interest cost	455	1,403	652
Expected return on plan assets	(292)	(910)	(424)
Amortization of actuarial gain	(696)	(262)	—
Amortization of curtailment	—	(2,030)	—
Administrative charges	—	374	280
Net periodic pension (income) cost	$(533)	$1,411	$4,860
Plan assets at December 31, 2023 consisted of insurance contracts. Under Dutch pension law, the pension insurer is legally required to pay the funded benefits to the participants. The insurer cannot unilaterally return the obligation to the employer and the employer has no risks related to the assets. As the surrender value of the contract is less than the guarantee value provided by the insurer, the guarantee value is used as the fair value of the plan assets. This value is the net present value of the accrued benefits against the same assumptions as applied in the valuation of the liability. As such, the expected return is equal to the discount rate.

Expected benefit payments to eligible participants under the Dutch pension plans for the next ten years are as follows (in thousands):

2024	$74
2025	90
2026	113
2027	147
2028	155
2029 - 2033	1,297

9.    LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following at December 31:

(In thousands)	2023	2022
Convertible Notes	$460,000	$460,000
Term Loan	315,000	375,000
Revolving Credit Loan	75,909	289,067
Other	3,138	3,959
Unamortized deferred financing fees	(6,624)	(9,052)
	847,423	1,118,974
Less current portion	(589)	(23,086)
Long-term indebtedness	$846,834	$1,095,888
Credit Agreement

The Company and certain of its subsidiaries are party to a credit agreement dated December 14, 2018 with JPMorgan Chase, N.A., as a lender and administrative agent, and other bank lenders (as amended, the "Credit Agreement"). The Credit Agreement provides for a $600.0 million revolving credit facility (of which $50.0 million is available for the issuance of letters of credit (the "LC Facility") and up to $400.0 million is available in approved foreign currencies). The Credit Agreement also provides for term loans (the "Term Loan") to the Company in an aggregate principal amount of $400.0 million. The maturity date of the Credit Agreement is December 7, 2026. The Term Loan is required to be repaid in an amount equal to 1.25 percent of the original principal amount of the Term Loan for the first eight quarterly periods commencing with the quarter ended December 31, 2021, 1.875 percent of the original principal amount of the Term Loan for the next eight quarterly periods, and then 2.50 percent of the original principal amount of the Term Loan of each additional payment until the maturity date. The Company prepaid $37.5 million of principal on the Term Loan during 2023. These prepayments were applied to pay in full the scheduled principal amortization payments due through March 31, 2025. The Credit Agreement also permits the Company to request an increase to the revolving and/or term loan facility by up to an additional $400.0 million in the aggregate upon the approval of the lenders providing any such increase and the satisfaction of certain other conditions.

Borrowings under the Credit Agreement in U.S. dollars are designated from time to time by the Company as (i) base rate loans which bear interest at a base rate plus additional interest ranging from 0.0 percent to 0.875 percent (0.875 percent was applicable at December 31, 2023) depending on the Company’s total net leverage ratio or (ii) term benchmark loans which bear interest at term Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment of 0.1 percent for an interest period selected by the Company plus additional interest ranging from 0.875 percent to 1.875 percent (1.875 percent was applicable at December 31, 2023) depending on the Company’s total net leverage ratio. Foreign currency borrowings have the same additional interest margins applicable to term benchmark loans based on the Company's total net leverage ratio. At December 31, 2023 and 2022, the Company had $4.7 million and $4.4 million, respectively, in issued, but undrawn, standby letters of credit under the LC Facility. Availability under the Company’s revolving credit facility, giving effect to certain limitations related to compliance with the maximum net leverage ratio covenant, was $245.3 million at December 31, 2023. A commitment fee ranging from 0.150 percent to 0.275 percent (0.275 percent was applicable at December 31, 2023) depending on the Company's total net leverage ratio accrues on the actual daily amount that the revolving commitment exceeds the revolving credit exposure.

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

As of December 31, 2023, the conversion rate of the Convertible Notes was 6.1785 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes. The conversion rate of the Convertible Notes is subject to further adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture) or upon a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

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

The Convertible Notes are not registered securities nor listed on any securities exchange but may be actively traded by qualified institutional buyers. The fair value of the Convertible Notes of $451.4 million at December 31, 2023 was estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

General

At December 31, 2023, the fair value of the Company's long-term debt under the Credit Agreement approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

Pursuant to the Credit Agreement, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. During 2023, the Company entered into two amendments to the Credit Agreement that provided for adjustments to certain of the financial covenants for the second, third, and fourth fiscal quarters of 2023. At each of December 31, 2023 and 2022, the Company was in compliance with all financial covenants.

The Credit Agreement includes a maximum net leverage ratio covenant which limits the amount of consolidated outstanding indebtedness that the Company may incur on a trailing twelve-month EBITDA. This limitation reduced the Company's remaining availability under its revolving credit facility at December 31, 2023. The Company believes the availability of $245.3 million under the revolving credit facility under the Credit Agreement, along with its cash flows from operations, are adequate to finance the Company's anticipated cash requirements for the next twelve months.

10.    INCOME TAXES

The components of earnings before income taxes consisted of the following for the years ended December 31:

(In thousands)	2023	2022	2021
United States	$92,679	$550,030	$378,460
Foreign	(9,675)	(24,575)	3,584
Total earnings before income taxes	$83,004	$525,455	$382,044

The provision for income taxes in the Consolidated Statements of Income was as follows for the years ended December 31:

(In thousands)	2023	2022	2021
Current:
Federal	$15,454	$114,744	$78,604
State and local	1,752	22,998	17,044
Foreign	(464)	2,016	1,936
Total current provision	16,742	139,758	97,584
Deferred:
Federal	5,824	(3,786)	2,192
State and local	824	(285)	(517)
Foreign	(4,581)	(5,206)	(4,954)
Total deferred provision (benefit)	2,067	(9,277)	(3,279)
Provision for income taxes	$18,809	$130,481	$94,305
The Company had cash and cash equivalents of approximately $66.2 million and $47.5 million at December 31, 2023 and 2022, respectively, of which approximately 19 percent and 49 percent was held by subsidiaries in foreign countries. The Company examined the potential liabilities related to investments in foreign subsidiaries and concluded that there are no material deferred tax liabilities that should be recorded.

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 21 percent for 2023, 2022, and 2021 to income before income taxes for the following reasons for the years ended December 31:

(In thousands)	2023	2022	2021
Income tax at federal statutory rate	$17,431	$110,345	$80,229
State income tax, net of federal income tax impact	2,035	17,944	13,056
Section 162(m) permanent addback	1,896	3,784	6,153
Federal tax credits	(1,219)	(1,638)	(1,230)
Share-based payment compensation excess tax benefit	(242)	(509)	(1,191)
Other	(1,092)	555	(2,712)
Provision for income taxes	$18,809	$130,481	$94,305
At December 31, 2023, the Company had domestic federal income taxes receivable of $7.7 million, domestic state income taxes receivable of $5.8 million, and foreign taxes receivable of $3.2 million recorded. At December 31, 2022, the Company had domestic federal income taxes payable of $16.6 million, domestic state income taxes payable of $5.4 million, and foreign taxes receivable of $1.2 million recorded.

Deferred Income Tax Assets and Liabilities and Valuation Allowances

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31:

(In thousands)	2023	2022
Deferred tax assets:
Stock-based compensation	$1,840	$2,268
Pension	1,133	1,271
Deferred compensation	10,223	15,091
Warranty	13,936	11,517
Convertible debt bond hedge	12,289	17,237
Inventory	20,811	20,758
Research and experimental costs	6,845	4,986
Other	7,043	6,630
Lease obligation asset	62,460	63,146
Net operating loss, interest, and tax credit carryforwards	13,231	12,924
Total deferred tax assets before valuation allowance	149,811	155,828
Less valuation allowance	(7,300)	(8,750)
Total deferred tax assets net of valuation allowance	142,511	147,078
Deferred tax liabilities:
Lease obligation liability	(59,212)	(60,487)
Fixed assets	(45,995)	(45,634)
Intangible assets	(66,398)	(67,640)
Total deferred tax liabilities	(171,605)	(173,761)

Net deferred tax liabilities	$(29,094)	$(26,683)
At December 31, 2023 and 2022, the Company had net foreign deferred tax liabilities of $15.4 million and $19.2 million, respectively, primarily related to intangible assets, foreign pension obligations, and net operating loss carryforwards net of any related valuation allowances included in other long-term liabilities on the Consolidated Balance Sheets.

As of December 31, 2023, the Company had deferred tax assets recorded related to foreign net operating losses and tax credit carryforwards of $12.0 million, net. This includes $1.4 million related to U.K. entities, $3.4 million related to Italian entities, and $7.2 million related to Hong Kong entities. The net operating losses and tax credit carryforwards have indefinite lives.

Due to improved results, the Company released its U.K. valuation allowance in 2023. The foreign valuation allowance for U.K. deferred tax assets as of each of December 31, 2023 and 2022 was $0.0 million and $0.9 million, respectively. The foreign valuation allowance for Hong Kong deferred tax assets as of December 31, 2023 and 2022 was $7.2 million and $7.7 million, respectively. Based upon historical results and estimated future results, it is the judgment of management that these tax carryforward attributes related to Hong Kong entities are not likely to be realized. The Company has concluded it is more likely than not that it will realize the benefit of all other existing deferred tax assets, net of the valuation allowances mentioned above.

Unrecognized Tax Benefits

The following table reconciles the total amounts of unrecognized tax benefits, at December 31:

(In thousands)	2023	2022	2021
Balance at beginning of period	$23,376	$20,462	$8,921
Changes in tax positions of prior years	218	—	(69)
Additions based on tax positions related to the current year	1,195	5,758	12,826
Decreases due to settlements of liabilities	—	(904)	—
Closure of tax years	(394)	(1,940)	(1,216)
Balance at end of period	$24,395	$23,376	$20,462
In addition, the total amount of accrued interest and penalties related to taxes, recognized as a liability, was $7.2 million, $5.1 million, and $0.8 million at December 31, 2023, 2022, and 2021, respectively.

The total amount of unrecognized tax benefits, net of federal income tax benefits, of $30.8 million, $27.5 million, and $20.5 million at December 31, 2023, 2022, and 2021, respectively, would, if recognized, increase the Company’s earnings, and lower the Company's annual effective tax rate in the year of recognition.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities in these jurisdictions. For U.S. federal income tax purposes, tax years 2022 and 2021 remain subject to examination. For U.S. state income tax purposes, tax years 2022, 2021, and 2020 remain subject to examination.

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

11.    LEASES

The components of lease cost were as follows for the years ended December 31:

(In thousands)	2023	2022	2021
Operating lease cost	$61,247	$55,414	$43,794
Short-term lease cost	4,969	7,737	4,689
Variable lease cost	4,312	3,046	3,269
Total lease cost	$70,528	$66,197	$51,752
At December 31, 2023, the Company's operating leases had a weighted-average remaining lease term of 9.2 years and a weighted-average discount rate of 6.3 percent.

Cash Flows

Right-of-use assets of $44.5 million, $132.7 million, and $96.7 million were recognized as non-cash asset additions that resulted from new operating lease obligations during the years ended December 31, 2023, 2022, and 2021, respectively, which included $0.4 million, $42.2 million, and $12.5 million of right-of-use assets from acquisitions, respectively. Cash paid for amounts included in the present value of operating lease obligations and included in cash flows from operations was $55.5 million, $47.9 million, and $35.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Future minimum lease payments under operating leases as of December 31, 2023 were as follows:

(In thousands)
Year Ending December 31,
2024	$50,589
2025	45,933
2026	36,507
2027	31,822
2028	29,985
Thereafter	150,882
Total future minimum lease payments	345,718
Less interest	(86,769)
Present value of operating lease liabilities	$258,949

12.    COMMITMENTS AND CONTINGENCIES

Holdback Payments and Contingent Consideration

From time to time, the Company finances a portion of its business combinations with deferred acquisition payments ("holdback payments") and/or contingent earnout provisions. Holdback payments are accrued at their discounted present value. As required, the liability for contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods. See Note 4 - Acquisitions, Goodwill and Other Intangible Assets for information on certain holdback payments. Contingent consideration balances were not material at December 31, 2023 and 2022.

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

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the

Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2023, would not be material to the Company's financial position or annual results of operations.

13.    STOCKHOLDERS' EQUITY

The following table summarizes information about shares of the Company's common stock at December 31:

(In thousands)	2023	2022
Common stock authorized	75,000	75,000
Common stock issued	28,667	28,519
Treasury stock	3,341	3,341
Common stock outstanding	25,326	25,178
Dividends

The table below summarizes the regular quarterly dividends declared and paid during the years ended December 31:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2021	$0.75	03/12/21	03/26/21	$18,939
Second Quarter 2021	0.90	06/04/21	06/18/21	22,739
Third Quarter 2021	0.90	09/03/21	09/17/21	22,747
Fourth Quarter 2021	0.90	12/03/21	12/17/21	22,746
Total 2021	$3.45			$87,171

First Quarter 2022	$0.90	03/11/22	03/25/22	$22,870
Second Quarter 2022	1.05	06/03/22	06/17/22	26,702
Third Quarter 2022	1.05	09/02/22	09/16/22	26,701
Fourth Quarter 2022	1.05	12/02/22	12/16/22	26,453
Total 2022	$4.05			$102,726

First Quarter 2023	$1.05	03/10/23	03/24/23	$26,563
Second Quarter 2023	1.05	06/02/23	06/16/23	26,591
Third Quarter 2023	1.05	09/01/23	09/15/23	26,590
Fourth Quarter 2023	1.05	12/01/23	12/15/23	26,592
Total 2023	$4.20			$106,336
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

The number of shares available for future awards under the 2018 Plan was 821,703, 1,032,403, and 1,195,993 at December 31, 2023, 2022, and 2021, respectively.

Stock-based compensation resulted in charges to operations as follows for the years ended December 31:

(In thousands)	2023	2022	2021
Deferred and restricted stock units	$15,462	$15,594	$16,487
Performance stock units	2,767	8,101	10,674
Stock-based compensation expense	$18,229	$23,695	$27,161
Stock-based compensation expense is recorded in the Consolidated Statements of Income in the same line as cash compensation to those employees is recorded, primarily in selling, general and administrative expenses.

Deferred and Restricted Stock Units

The 2018 Plan provides for the grant or issuance of stock units, including those that have deferral periods, such as deferred stock units ("DSUs"), and those with time-based vesting provisions, such as restricted stock units ("RSUs"), to directors, employees and other eligible persons. Recipients of DSUs and RSUs are entitled to receive shares at the end of a specified vesting or deferral period. Holders of DSUs and RSUs receive dividend equivalents based on dividends granted to holders of the common stock, which dividend equivalents are payable in additional DSUs and RSUs and are subject to the same vesting criteria as the original grant.

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

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2020	335,087	$90.04
Issued	4,653	137.62
Granted	109,767	142.37
Dividend equivalents	7,233	134.78
Forfeited	(6,696)	114.66
Vested	(164,333)	87.64
Outstanding at December 31, 2021	285,711	$110.41
Issued	5,427	101.87
Granted	162,719	119.84
Dividend equivalents	10,871	103.27
Forfeited	(15,012)	121.99
Vested	(171,942)	96.21
Outstanding at December 31, 2022	277,774	$120.92
Issued	3,244	119.43
Granted	159,640	114.22
Dividend equivalents	10,731	116.99
Forfeited	(23,440)	121.16
Vested	(131,644)	112.10
Outstanding at December 31, 2023	296,305	$118.60
As of December 31, 2023, there was $18.9 million of total unrecognized compensation cost related to DSUs and RSUs, which is expected to be recognized over a weighted average remaining period of 1.3 years.

Performance Stock Units

The 2018 Plan provides for performance stock units ("PSUs") that vest at a specific future date based on achievement of specified performance conditions. Transactions in PSUs under the 2018 Plan are summarized as follows:

	Number of Shares	Stock Price
Outstanding at December 31, 2020	119,727	$89.92
Granted	40,102	143.54
Dividend equivalents	3,778	134.82
Forfeited	(1,053)	96.55
Vested	(12,593)	95.03
Outstanding at December 31, 2021	149,961	$104.01
Granted	91,988	110.83
Dividend equivalents	6,210	103.29
Forfeited	(4,840)	78.11
Vested	(80,938)	82.40
Outstanding at December 31, 2022	162,381	$120.12
Granted	140,953	108.42
Dividend equivalents	7,236	117.20
Forfeited	(3,245)	96.55
Vested	(100,046)	101.11
Outstanding at December 31, 2023	207,279	$122.57
As of December 31, 2023, there was $0.6 million of total unrecognized compensation cost related to PSUs, which is expected to be recognized over a weighted average remaining period of 0.2 years.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of income taxes, are as follows:

(In thousands)	Foreign currency items	Pension items	Total
Accumulated other comprehensive income (loss) at December 31, 2021	$(2,401)	$1,900	$(501)
Net foreign currency translation adjustment	(20,920)	—	(20,920)
Actuarial gain on pension plans	—	28,125	28,125
Net current-period other comprehensive income (loss)	(20,920)	28,125	7,205
Accumulated other comprehensive income (loss) at December 31, 2022	(23,321)	30,025	6,704
Net foreign currency translation adjustment	8,532	—	8,532
Actuarial loss on pension plans	—	(964)	(964)
Net current-period other comprehensive income (loss)	8,532	(964)	7,568
Accumulated other comprehensive income (loss) at December 31, 2023	$(14,789)	$29,061	$14,272

In both years ended December 31, 2023 and 2022, the Company recorded an immaterial amount in taxes related to other comprehensive income (loss).

Stock Repurchase Program

On May 19, 2022, the Company's Board of Directors authorized a stock repurchase program granting the Company authority to repurchase up to $200.0 million of the Company's common stock over a three-year period, ending on May 19, 2025. The timing of stock repurchases, and the number of shares will depend upon the market conditions and other factors. Share repurchases, if any, will be made in the open market and in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program may be modified, suspended, or terminated at any time by the Board of Directors. In 2022, the Company purchased 253,490 shares at a weighted average price of $94.89 per share, totaling $24.1 million. No purchases were made during the year ended December 31, 2023.

14.    SEGMENT REPORTING

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

The OEM Segment, which accounted for 77 percent, 83 percent, and 81 percent of consolidated net sales for the years ended December 31, 2023, 2022, and 2021, respectively, manufactures and distributes a broad array of highly engineered components for the leading OEMs in the recreation and transportation markets, consisting of RVs and adjacent industries, including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing. Approximately 47 percent, 61 percent, and 63 percent of the Company's OEM Segment net sales in 2023, 2022, and 2021, respectively, were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 23 percent, 17 percent, and 19 percent of consolidated net sales for each of the years ended December 31, 2023, 2022, and 2021, respectively, supplies engineered components to the related aftermarket channels of the recreation and transportation markets, primarily to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, tankless water heaters, and the sale of replacement glass and awnings to fulfill insurance claims.

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

The following tables present the Company's revenues disaggregated by segment and geography based on the billing address of the Company's customers for the years ended December 31:

		2023
(In thousands)	U.S. (a)	Int'l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,310,638	$48,215	$1,358,853
Motorhomes	160,857	108,499	269,356
Adjacent Industries OEMs	1,085,631	189,902	1,275,533
Total OEM Segment net sales	2,557,126	346,616	2,903,742
Aftermarket Segment:
Total Aftermarket Segment net sales	814,103	66,963	881,066
Total net sales	$3,371,229	$413,579	$3,784,808

		2022
(In thousands)	U.S. (a)	Int'l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$2,561,683	$55,902	$2,617,585
Motorhomes	238,613	100,484	339,097
Adjacent Industries OEMs	1,184,459	174,729	1,359,188
Total OEM Segment net sales	3,984,755	331,115	4,315,870
Aftermarket Segment:
Total Aftermarket Segment net sales	824,895	66,378	891,273
Total net sales	$4,809,650	$397,493	$5,207,143

		2021
(In thousands)	U.S. (a)	Int'l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$2,229,839	$65,773	$2,295,612
Motorhomes	160,615	98,380	258,995
Adjacent Industries OEMs	939,067	149,938	1,089,005
Total OEM Segment net sales	3,329,521	314,091	3,643,612
Aftermarket Segment:
Total Aftermarket Segment net sales	768,793	60,292	829,085
Total net sales	$4,098,314	$374,383	$4,472,697
(a)     Net sales to customers in the United States of America
(b)     Net sales to customers domiciled in countries outside of the United States of America

Long-lived assets, including net fixed assets, operating lease right-of-use assets, goodwill, and other net intangible assets, domiciled in countries outside of the United States of America were $399.4 million and $408.8 million as of December 31, 2023 and 2022, respectively.

Corporate expenses are allocated between the segments based upon net sales. Accretion related to contingent consideration and other non-segment items are included in the segment to which they relate. Information relating to segments follows for the years ended December 31:

	Segments
(In thousands)	OEM	Aftermarket	Total

2023
Net sales to external customers (a)	$2,903,742	$881,066	$3,784,808
Operating profit (b)	17,361	106,067	123,428
Expenditures for long-lived assets (c)	68,750	20,230	88,980
Depreciation and amortization	99,976	31,792	131,768

	Segments
(In thousands)	OEM	Aftermarket	Total

2022
Net sales to external customers (a)	$4,315,870	$891,273	$5,207,143
Operating profit (b)	479,150	73,878	553,028
Expenditures for long-lived assets (c)	173,732	33,245	206,977
Depreciation and amortization	99,419	29,793	129,212
2021
Net sales to external customers (a)	$3,643,612	$829,085	$4,472,697
Operating profit (b)	304,676	93,734	398,410
Expenditures for long-lived assets (c)	208,297	166,824	375,121
Depreciation and amortization	83,723	28,597	112,320
(a)     Thor Industries, Inc., a customer of both segments, accounted for 16 percent, 23 percent, and 24 percent of the Company's consolidated net sales for the years ended December 31, 2023, 2022, and 2021, respectively. Berkshire Hathaway Inc. (through its subsidiaries Forest River, Inc. and Clayton Homes, Inc.), a customer of both segments, accounted for 15 percent, 20 percent, and 20 percent of the Company's consolidated net sales for the years ended December 31, 2023, 2022, and 2021, respectively. No other customer accounted for more than 10 percent of consolidated net sales in the years ended December 31, 2023, 2022, and 2021. No customer accounted for more than 10 percent of consolidated accounts receivable, net at December 31, 2023 and 2022.
(b)     Certain general and administrative expenses are allocated between the segments based upon net sales or operating profit, depending upon the nature of the expense.
(c)     Expenditures for long-lived assets include capital expenditures, as well as fixed assets, goodwill and other intangible assets purchased as part of the acquisition of businesses. The Company purchased $28.3 million, $78.7 million, and $271.9 million of long-lived assets, as part of the acquisitions of businesses in the years ended December 31, 2023, 2022, and 2021, respectively.

Net sales by OEM Segment product were as follows for the years ended December 31:

(In thousands)	2023	2022	2021
OEM Segment:
Chassis, chassis parts, and slide-out mechanisms	$785,158	$1,563,168	$1,320,718
Windows and doors	851,761	1,085,302	1,014,332
Furniture and mattresses	464,113	790,664	701,876
Axles, ABS, and suspension solutions	313,224	306,843	248,144
Other	489,486	569,893	358,542
Total OEM Segment net sales	2,903,742	4,315,870	3,643,612
Total Aftermarket Segment net sales	881,066	891,273	829,085
Total net sales	$3,784,808	$5,207,143	$4,472,697

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

As of the end of the period covered by this Form 10-K, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

(b)    Report of the Independent Registered Public Accounting Firm.

The report is included in Item 8. "Financial Statements and Supplementary Data."

(c)    Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to our directors, executive officers and corporate governance is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2024 (the "2024 Proxy Statement") and from the information contained under "Information About our Executive Officers" in Part I, Item 1, "Business," in this Report.

Information regarding Section 16 reporting compliance is incorporated by reference from the information contained in our 2024 Proxy Statement.

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

Item 11.     EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the information contained in our 2024 Proxy Statement.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the information contained in our 2024 Proxy Statement.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item with respect to transactions with related persons and director independence is incorporated by reference from the information contained in our 2024 Proxy Statement.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent registered public accounting firm is KPMG LLP, Chicago, Illinois, Auditor Firm ID: 185.

The information required by this item concerning principal accountant fees and services is incorporated by reference from the information contained in our 2024 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)    Documents Filed:
(1)    Financial Statements.
(2)    Exhibits. See Item 15 (b) - "List of Exhibits" incorporated herein by reference.
(b)    Exhibits - List of Exhibits.
EXHIBIT INDEX

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of November 21, 2019, by and among Lippert Components, Inc., Curt Acquisition Holdings, LLC and Curt Acquisition Holdings, Inc. (incorporated by reference to Exhibit 2.1 included in the Registrant's Form 8-K filed November 22, 2019).
3.1	LCI Industries Restated Certificate of Incorporation, as amended effective December 30, 2016 (incorporated by reference to Exhibit 3.1 included in the Registrant's Form 10-K for the year ended December 31, 2016).
3.2	Amended and Restated Bylaws of LCI Industries, effective March 9, 2023 (incorporated by reference to Exhibit 3.2 included in the Registrant's Form 10-Q filed on May 9, 2023).
4.1*	Description of Registrant's Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.
4.2	Indenture, dated May 13, 2021, by and between LCI Industries and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 included in the Registrant's Form 8-K filed on May 14, 2021).
4.3	Form of 1.125% Convertible Senior Note due 2026 (included in Exhibit 4.2).
10.1†	Form of Indemnification Agreement between Registrant and its officers and independent directors (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed on May 26, 2015).
10.2†	Executive Non-Qualified Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.231 included in the Registrant's Form 10-K for the year ended December 31, 2015).
10.3†	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed March 4, 2015).
10.4	Fourth Amended and Restated Company Guarantee Agreement dated as of April 27, 2016, made by Drew Industries Incorporated, with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.4 included in the Registrant's Form 8-K filed May 3, 2016).
10.5	Fourth Amended and Restated Subsidiary Guarantee Agreement dated as of April 27, 2016, made by certain subsidiaries of Drew Industries Incorporated and Lippert Components, Inc., with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.5 included in the Registrant's Form 8-K filed May 3, 2016).
10.6	Fourth Amended and Restated Subordination Agreement dated as of April 27, 2016, made by Drew Industries Incorporated and certain subsidiaries of Drew Industries Incorporated, with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.6 included in the Registrant's Form 8-K filed May 3, 2016).
10.7†	Grantor Trust Agreement, effective January 15, 2017, by and between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.318 included in the Registrant's Form 10-K for the year ended December 31, 2016).
10.8†	Second Amended and Restated Executive Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 included in the Registrant's Form 8-K filed on March 22, 2017).
10.9†	LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed May 29, 2018).

Exhibit Number	Description
10.10†	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 included in the Registrant’s Form 8-K filed May 29, 2018).
10.11†	Form of Deferred Stock Unit Master Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 included in the Registrant’s Form 8-K filed May 29, 2018).
10.12†	Form of Agreement for Common Stock in Lieu of Cash Compensation for Non-Employee Directors (incorporated by reference to Exhibit 10.7 included in the Registrant’s Form 8-K filed May 29, 2018).
10.13†	Separation and General Release Agreement, dated as of November 16, 2018, by and between Lippert Components, Inc. and Scott T. Mereness (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed November 19, 2018).
10.14	Fourth Amended and Restated Credit Agreement dated December 14, 2018 among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries C.V., JPMorgan Chase Bank, N.A., individually and as Administrative Agent, Wells Fargo Bank, N.A., individually and as Syndication Agent, Bank of America, N.A., individually and as Documentation Agent, and a syndicate of other lenders (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed December 19, 2018).
10.15†	Form of 2019 Performance Stock Unit Award Agreement under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed March 12, 2019).
10.16†	Form of Restricted Stock Unit Award Agreement (Executives) under the LCI Industries 2018 Omnibus Incentive Plan (Revised February 2019) (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 8-K filed March 12, 2019).
10.17†	Form of Extension Agreement with certain officers (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 8-K filed March 12, 2019).
10.18†	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (Revised February 2019) (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 10-Q/A filed June 21, 2019).
10.19†	Form of Deferred Stock Unit Master Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (Revised February 2019) (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 10-Q/A filed June 21, 2019).
10.20	Incremental Joinder and Amendment No. 1, dated as of December 19, 2019, among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries C.V., LCI Industries Pte. Ltd., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed December 19, 2019).
10.21†	Form of Performance Stock Unit Award Agreement under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed May 7, 2020).
10.22	Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated as of May 7, 2021, by and among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries Pte. Ltd., each other Subsidiary of the Company listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed on May 10, 2021).
10.23	Purchase Agreement, dated May 10, 2021, by and among LCI Industries, Wells Fargo Securities, LLC, BofA Securities, Inc. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.24	Base Convertible Note Hedge Confirmation, dated May 10, 2021, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.25	Base Convertible Note Hedge Confirmation, dated May 10, 2021, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 8-K filed on May 14, 2021).

Exhibit Number	Description
10.26	Base Convertible Note Hedge Confirmation, dated May 10, 2021, between LCI Industries and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.27	Base Convertible Note Hedge Confirmation, dated May 10, 2021, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.28	Additional Convertible Note Hedge Confirmation, dated May 12, 2021, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.29	Additional Convertible Note Hedge Confirmation, dated May 12, 2021, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.7 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.30	Additional Convertible Note Hedge Confirmation, dated May 12, 2021, between LCI Industries and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.31	Additional Convertible Note Hedge Confirmation, dated May 12, 2021, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.9 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.32	Base Warrant Confirmation, dated May 10, 2021, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.10 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.33	Base Warrant Confirmation, dated May 10, 2021, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.11 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.34	Base Warrant Confirmation, dated May 10, 2021, between LCI Industries and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.12 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.35	Base Warrant Confirmation, dated May 10, 2021, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.36	Additional Warrant Confirmation, dated May 12, 2021, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.14 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.37	Additional Warrant Confirmation, dated May 12, 2021, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.15 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.38	Additional Warrant Confirmation, dated May 12, 2021, between LCI Industries and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.16 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.39	Additional Warrant Confirmation, dated May 12, 2021, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.40	Amendment No. 3 to Fourth Amended and Restated Credit Agreement, dated as of September 7, 2021, by and among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries Pte. Ltd., each other Subsidiary of the Company listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 10-Q filed November 2, 2021).
10.41	Amendment No. 4 to Fourth Amended and Restated Credit Agreement, dated as of December 7, 2021, by and among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries Pte. Ltd., each other Subsidiary of the Company listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed on December 9, 2021).

Exhibit Number	Description
10.42	Amendment No. 5 to Fourth Amended and Restated Credit Agreement, dated as of May 23, 2023, by and among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries Pte. Ltd., each other Subsidiary of the Company listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed on May 24, 2023).
10.43	Amendment No. 6 to Fourth Amended and Restated Credit Agreement, dated as of December 22, 2023, by and among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries Pte. Ltd., each other Subsidiary of the Company listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed on December 22, 2023).
10.44†	Form of Restricted Stock Unit Award Agreement (Executives) under the LCI Industries 2018 Omnibus Incentive Plan (Revised 2022) (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 10-Q filed August 2, 2022).
10.45†	Form of Performance Stock Unit Award Agreement under the LCI Industries 2018 Omnibus Incentive Plan (Revised 2022) (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 10-Q filed August 2, 2022).
10.46†	Form of Executive Employment Agreement (Revised 2022) (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 10-Q filed August 2, 2022).
10.47†	Offer Letter between LCI Industries and Lillian Etzkorn, accepted on March 30, 2023 (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed on April 5, 2023).
21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm.
24*	Powers of Attorney (included on the signature page of this Report).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
97*	LCI Industries Compensation Recovery Policy, as amended effective September 7, 2023.
101*
The following information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Equity; (vi) Notes to Consolidated Financial Statements; and (vii) information in Part II, Item 9B.

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

Date:	February 23, 2024	LCI INDUSTRIES

		By:	/s/ Jason D. Lippert
Jason D. Lippert
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Jason D. Lippert and Lillian D. Etzkorn, or either of them, to file one or more amendments to the Annual Report on Form 10-K which amendments may make such changes in such Report as either of them deems appropriate, and each such person hereby appoints Jason D. Lippert and Lillian D. Etzkorn, or either of them, as attorneys-in-fact to execute in the name and on behalf of each such person individually, and in each capacity stated below, such amendments to such Report.

Date	Signature	Title

February 23, 2024	By: /s/ Jason D. Lippert (Jason D. Lippert)	Chief Executive Officer and Director (principal executive officer)

February 23, 2024	By: /s/ Lillian D. Etzkorn (Lillian D. Etzkorn)	Chief Financial Officer (principal financial officer)

February 23, 2024	By: /s/ Kip A. Emenhiser (Kip A. Emenhiser)	VP of Finance and Treasurer (principal accounting officer)

February 23, 2024	By: /s/ Tracy D. Graham (Tracy D. Graham)	Chairman of the Board of Directors

February 23, 2024	By: /s/ Brendan J. Deely (Brendan J. Deely)	Director

February 23, 2024	By: /s/ James F. Gero (James F. Gero)	Director

February 23, 2024	By: /s/ Virginia L. Henkels (Virginia L. Henkels)	Director

February 23, 2024	By: /s/ Stephanie K. Mains (Stephanie K. Mains)	Director

February 23, 2024	By: /s/ Linda K. Myers (Linda K. Myers)	Director

February 23, 2024	By: /s/ Kieran M. O’Sullivan (Kieran M. O’Sullivan)	Director

February 23, 2024	By: /s/ David A. Reed (David A. Reed)	Director

February 23, 2024	By: /s/ John A. Sirpilla (John A. Sirpilla)	Director