Form 10-Q
period 2024-03-31
LCI INDUSTRIES
filed 2024-05-08
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (April 30, 2024) was 25,449,794 shares of common stock.

LCI INDUSTRIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2024	2023
(In thousands, except per share amounts)

Net sales	$968,029	$973,310
Cost of sales	744,123	787,239
Gross profit	223,906	186,071
Selling, general and administrative expenses	166,295	166,028
Operating profit	57,611	20,043
Interest expense, net	9,321	10,394
Income before income taxes	48,290	9,649
Provision for income taxes	11,745	2,390
Net income	$36,545	$7,259

Net income per common share:
Basic	$1.44	$0.29
Diluted	$1.44	$0.29

Weighted average common shares outstanding:
Basic	25,374	25,228
Diluted	25,389	25,293

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2024	2023
(In thousands)

Net income	$36,545	$7,259
Other comprehensive (loss) income:
Net foreign currency translation adjustment	(3,263)	2,000
Total comprehensive income	$33,282	$9,259

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2024	2023
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$22,625	$66,157
Accounts receivable, net of allowances of $7,181 and $5,701 at March 31, 2024 and December 31, 2023, respectively	344,406	214,707
Inventories, net	734,360	768,407
Prepaid expenses and other current assets	68,068	67,599
Total current assets	1,169,459	1,116,870
Fixed assets, net	454,071	465,781
Goodwill	587,791	589,550
Other intangible assets, net	432,728	448,759
Operating lease right-of-use assets	242,442	245,388
Other long-term assets	94,845	92,971
Total assets	$2,981,336	$2,959,319

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term indebtedness	$568	$589
Accounts payable, trade	193,933	183,697
Current portion of operating lease obligations	37,322	36,269
Accrued expenses and other current liabilities	177,217	174,437
Total current liabilities	409,040	394,992
Long-term indebtedness	854,774	846,834
Operating lease obligations	218,236	222,680
Deferred taxes	31,211	32,345
Other long-term liabilities	111,191	107,432
Total liabilities	1,624,452	1,604,283
Stockholders' equity
Common stock, par value $.01 per share	288	287
Paid-in capital	241,514	245,659
Retained earnings	1,186,289	1,177,034
Accumulated other comprehensive income	11,009	14,272
Stockholders' equity before treasury stock	1,439,100	1,437,252
Treasury stock, at cost	(82,216)	(82,216)
Total stockholders' equity	1,356,884	1,355,036
Total liabilities and stockholders' equity	$2,981,336	$2,959,319

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$36,545	$7,259
Adjustments to reconcile net income to cash flows (used in) provided by operating activities:
Depreciation and amortization	32,689	32,499
Stock-based compensation expense	4,327	4,695
Other non-cash items	1,107	877
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(131,059)	(123,072)
Inventories, net	32,892	131,708
Prepaid expenses and other assets	(2,392)	5,577
Accounts payable, trade	12,038	25,822
Accrued expenses and other liabilities	6,199	(10,689)
Net cash flows (used in) provided by operating activities	(7,654)	74,676
Cash flows from investing activities:
Capital expenditures	(8,608)	(17,159)
Acquisitions of businesses	—	(6,250)
Other investing activities	173	1,960
Net cash flows used in investing activities	(8,435)	(21,449)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(9,040)	(8,888)
Proceeds from revolving credit facility	86,248	165,300
Repayments under revolving credit facility	(76,927)	(201,385)
Repayments under term loan and other borrowings	(5)	(5,276)
Payment of dividends	(26,721)	(26,563)
Other financing activities	(2)	(12)
Net cash flows used in financing activities	(26,447)	(76,824)
Effect of exchange rate changes on cash and cash equivalents	(996)	(437)
Net decrease in cash and cash equivalents	(43,532)	(24,034)
Cash and cash equivalents at beginning of period	66,157	47,499
Cash and cash equivalents at end of period	$22,625	$23,465

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,391	$9,052
Income taxes, net of refunds	359	390
Non-cash investing and financing activities:
Purchase of property and equipment in accrued expenses	407	2,304

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2022	$285	$234,956	$1,221,279	$6,704	$(82,216)	$1,381,008
Net income	—	—	7,259	—	—	7,259
Issuance of 119,091 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(8,889)	—	—	—	(8,888)
Stock-based compensation expense	—	4,695	—	—	—	4,695
Other comprehensive income	—	—	—	2,000	—	2,000
Cash dividends ($1.05 per share)	—	—	(26,563)	—	—	(26,563)
Dividend equivalents on stock-based awards	—	532	(532)	—	—	—
Balance - March 31, 2023	$286	$231,294	$1,201,443	$8,704	$(82,216)	$1,359,511

Balance - December 31, 2023	$287	$245,659	$1,177,034	$14,272	$(82,216)	$1,355,036
Net income	—	—	36,545	—	—	36,545
Issuance of 122,023 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(9,041)	—	—	—	(9,040)
Stock-based compensation expense	—	4,327	—	—	—	4,327
Other comprehensive loss	—	—	—	(3,263)	—	(3,263)
Cash dividends ($1.05 per share)	—	—	(26,721)	—	—	(26,721)
Dividend equivalents on stock-based awards	—	569	(569)	—	—	—
Balance - March 31, 2024	$288	$241,514	$1,186,289	$11,009	$(82,216)	$1,356,884

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries ("LCII" and collectively with its subsidiaries, the "Company," "we," "us," or "our"). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI," or "Lippert"), supplies, domestically and internationally, a broad array of highly engineered components for the leading original equipment manufacturers ("OEMs") in the recreation and transportation markets, consisting primarily of recreational vehicles ("RVs") and adjacent industries, including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. At March 31, 2024, the Company operated over 110 manufacturing and distribution facilities located throughout North America and Europe.

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

Risks and Uncertainties

Negative conditions in the general economy in the United States or abroad, including conditions resulting from financial and credit market fluctuations, increased inflation and interest rates, changes in economic policy, trade uncertainty,

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
including changes in tariffs, sanctions, international treaties, and other trade restrictions, geopolitical tensions, armed conflicts, natural disasters or global public health crises, have negatively impacted, and could continue to negatively impact, the Company’s business, liquidity, financial condition and results of operations.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2023 Annual Report on Form 10-K and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 820): Improvements to Reportable Segment Disclosures, which requires entities to report incremental information about significant segment expenses included in a segment's profit or loss measure as well as the name and title of the chief operating decision maker. The new standard also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the effect of adopting this new accounting guidance.

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures, requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company is evaluating the effect of adopting this new accounting guidance.

3.    EARNINGS PER SHARE

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2024	2023
Weighted average shares outstanding for basic earnings per share	25,374	25,228
Common stock equivalents pertaining to stock-based awards	15	65
Weighted average shares outstanding for diluted earnings per share	25,389	25,293

Equity instruments excluded from diluted net earnings per share calculation as the effect would have been antidilutive	291	160

For the Company's 1.125 percent convertible senior notes due 2026 (the "Convertible Notes") issued in May 2021, the dilutive effect is calculated using the if-converted method. The Company is required, pursuant to the indenture governing the Convertible Notes, dated May 13, 2021, by and between the Company and U.S. Bank National Association, as trustee (the "Indenture"), to settle the principal amount of the Convertible Notes in cash and may elect to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company's common stock, or a combination thereof. Under the if-converted method, the Company includes the number of shares required to satisfy the conversion obligation, assuming all the Convertible Notes are converted. Because the average closing price of the Company's common stock for the three months ended March 31, 2024, which is used as the basis for determining the dilutive effect on earnings per share, was less than the conversion price of $165.65, all associated shares were antidilutive.

In conjunction with the issuance of the Convertible Notes, the Company, in privately negotiated transactions with certain commercial banks (the "Counterparties"), sold warrants to purchase 2.8 million shares of the Company's common stock

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(the "Warrants"). The Warrants have a strike price of $259.84 per share, subject to customary anti-dilution adjustments. For calculating the dilutive effect of the Warrants, the Company uses the treasury stock method. With this method, the Company assumes exercise of the Warrants at the beginning of the period, or at time of issuance if later, and issuance of shares of common stock upon exercise. Proceeds from the exercise of the Warrants are assumed to be used to repurchase shares of the Company's common stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be received upon the exercise of the Warrants less the number of shares repurchased, are included in diluted shares. For the three months ended March 31, 2024, the average share price was below the Warrant strike price of $259.84 per share, and therefore 2.8 million shares were considered antidilutive.

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

4.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Subsequent Event

Camping World Furniture

In May 2024, the Company acquired the business and certain assets of the furniture operations of CWDS, LLC, a subsidiary of Camping World Holdings, Inc., in exchange for cash consideration of $20 million. The acquisition, which qualifies as a business combination for accounting purposes, expands the Company's furniture portfolio and will serve customers in both the OEM and Aftermarket segments.

Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2023	$421,701	$167,849	$589,550
Foreign currency translation	(1,575)	(184)	(1,759)
Net balance – March 31, 2024	$420,126	$167,665	$587,791
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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2024:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$508,140	$199,501	$308,639	6	to	20
Patents	114,459	69,815	44,644	3	to	20
Trade names (finite life)	99,136	28,587	70,549	3	to	20
Trade names (indefinite life)	7,432	—	7,432	Indefinite
Non-compete agreements	10,104	8,948	1,156	3	to	6
Other	609	301	308	2	to	12
Other intangible assets	$739,880	$307,152	$432,728
Other intangible assets consisted of the following at December 31, 2023:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$509,505	$189,967	$319,538	6	to	20
Patents	114,864	67,602	47,262	3	to	20
Trade names (finite life)	99,366	26,978	72,388	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	10,104	8,453	1,651	3	to	6
Other	609	289	320	2	to	12
Other intangible assets	$742,048	$293,289	$448,759

5.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or net realizable value. Cost includes material, labor, and overhead. Inventories consisted of the following at:

	March 31,	December 31,
(In thousands)	2024	2023
Raw materials	$427,320	$457,877
Work in process	43,688	45,112
Finished goods	263,352	265,418
Inventories, net	$734,360	$768,407
At March 31, 2024 and December 31, 2023, the Company had recorded inventory obsolescence reserves of $76.1 million and $71.3 million, respectively.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.    FIXED ASSETS

Fixed assets consisted of the following at:

	March 31,	December 31,
(In thousands)	2024	2023
Fixed assets, at cost	$986,971	$983,548
Less accumulated depreciation and amortization	532,900	517,767
Fixed assets, net	$454,071	$465,781

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31,	December 31,
(In thousands)	2024	2023
Employee compensation and benefits	$58,183	$58,999
Current portion of accrued warranty	46,725	48,468
Customer rebates	20,697	19,403
Other	51,612	47,567
Accrued expenses and other current liabilities	$177,217	$174,437
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

(In thousands)	2024	2023
Balance at beginning of period	$71,578	$54,528
Provision for warranty expense	13,123	20,827
Warranty costs paid	(14,586)	(15,227)
Balance at end of period	70,115	60,128
Less long-term portion	(23,390)	(19,770)
Current portion of accrued warranty at end of period	$46,725	$40,358
8.    LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following:

	March 31,	December 31,
(In thousands)	2024	2023
Convertible Notes	$460,000	$460,000
Term Loan	315,000	315,000
Revolving Credit Loan	83,122	75,909
Other	3,088	3,138
Unamortized deferred financing fees	(5,868)	(6,624)
	855,342	847,423
Less current portion	(568)	(589)
Long-term indebtedness	$854,774	$846,834

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Agreement

The Company and certain of its subsidiaries are party to a credit agreement dated December 14, 2018 with JPMorgan Chase, N.A., as a lender and administrative agent, and other bank lenders (as amended, the "Credit Agreement"). The Credit Agreement provides for a $600.0 million revolving credit facility (of which $50.0 million is available for the issuance of letters of credit (the "LC Facility") and up to $400.0 million is available in approved foreign currencies). The Credit Agreement also provides for term loans (the "Term Loan") to the Company in an aggregate principal amount of $400.0 million. The maturity date of the Credit Agreement is December 7, 2026. The Term Loan is required to be repaid in an amount equal to 1.25 percent of the original principal amount of the Term Loan for the first eight quarterly periods commencing with the quarter ended December 31, 2021, 1.875 percent of the original principal amount of the Term Loan for the next eight quarterly periods, and then 2.50 percent of the original principal amount of the Term Loan of each additional payment until the maturity date. The Company prepaid $37.5 million of principal on the Term Loan during 2023, which was applied to pay in full the scheduled principal amortization payments due through March 31, 2025. The Credit Agreement also permits the Company to request an increase to the revolving and/or term loan facility by up to an additional $400.0 million in the aggregate upon the approval of the lenders providing any such increase and the satisfaction of certain other conditions.

Borrowings under the Credit Agreement in U.S. dollars are designated from time to time by the Company as (i) base rate loans which bear interest at a base rate plus additional interest ranging from 0.0 percent to 0.875 percent (0.625 percent was applicable at March 31, 2024) depending on the Company’s total net leverage ratio or (ii) term benchmark loans which bear interest at term Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment of 0.1 percent for an interest period selected by the Company plus additional interest ranging from 0.875 percent to 1.875 percent (1.625 percent was applicable at March 31, 2024) depending on the Company’s total net leverage ratio. Foreign currency borrowings have the same additional interest margins applicable to term benchmark loans based on the Company's total net leverage ratio. At March 31, 2024, the Company had $4.8 million in issued, but undrawn, standby letters of credit under the LC Facility. A commitment fee ranging from 0.150 percent to 0.275 percent (0.225 percent was applicable at March 31, 2024) depending on the Company's total net leverage ratio accrues on the actual daily amount that the revolving commitment exceeds the revolving credit exposure.

Pursuant to the Credit Agreement, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At March 31, 2024, the Company was in compliance with all financial covenants. The maximum net leverage ratio covenant limits the amount of consolidated outstanding indebtedness that the Company may incur on a trailing twelve-month EBITDA. Availability under the Company’s revolving credit facility, giving effect to this limitation, was $153.8 million at March 31, 2024. The Company believes the availability under the revolving credit facility under the Credit Agreement, along with its cash flows from operations, are adequate to finance the Company's anticipated cash requirements for the next twelve months.

At March 31, 2024, the fair value of the Company's floating rate long-term debt under the Credit Agreement approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

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

As of March 31, 2024, the conversion rate of the Convertible Notes was 6.1946 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes. The conversion rate of the Convertible Notes is subject to further adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture) or upon a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

Prior to the close of business on the business day immediately preceding January 15, 2026, the Convertible Notes are convertible at the option of the holders only under certain circumstances as set forth in the Indenture. On or after January 15,

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The Convertible Notes are not registered securities nor listed on any securities exchange but may be actively traded by qualified institutional buyers. The fair value of the Convertible Notes of $454.5 million at March 31, 2024 was estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

9.    LEASES

The Company leases certain manufacturing and warehouse facilities, administrative office space, semi-tractors, trailers, forklifts, and other equipment through operating leases with unrelated third parties. The components of lease expense were as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Operating lease expense	$15,688	$15,244
Short-term lease expense	987	1,480
Variable lease expense	886	1,000
Total lease expense	$17,561	$17,724

10.    COMMITMENTS AND CONTINGENCIES

Holdback Payments and Contingent Consideration

From time to time, the Company finances a portion of its business combinations with deferred acquisition payments ("holdback payments") and/or contingent earnout provisions. Holdback payments are fixed payments and are accrued at their discounted present value. As required, the liability for contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
consideration, the Company could record adjustments in future periods. Holdback payment and contingent consideration balances were not material at March 31, 2024.

Product Recalls

From time to time, the Company cooperates with and assists its customers on their product recalls and inquiries, and occasionally receives inquiries directly from the National Highway Traffic Safety Administration regarding reported incidents involving the Company’s products. As a result, the Company has incurred expenses associated with product recalls from time to time and may incur expenditures for future investigations or product recalls. Product recall reserves were not material at March 31, 2024.

Environmental

The Company's operations are subject to certain Federal, state, and local regulatory requirements relating to the use, storage, discharge, and disposal of hazardous materials used during the manufacturing processes. Although the Company believes its operations have been consistent with prevailing industry standards and are in substantial compliance with applicable environmental laws and regulations, one or more of the Company’s current or former operating sites, or adjacent sites owned by third-parties, have been affected, and may in the future be affected, by releases of hazardous materials. As a result, the Company may incur expenditures for future investigation and remediation of these sites, including in conjunction with voluntary remediation programs or third-party claims. Environmental reserves were not material at March 31, 2024.

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2024, would not be material to the Company's financial position or results of operations.

11.    STOCKHOLDERS' EQUITY

The following table summarizes information about shares of the Company's common stock at:

	March 31,	December 31,
(In thousands)	2024	2023
Common stock authorized	75,000	75,000
Common stock issued	28,789	28,667
Treasury stock	3,341	3,341
Common stock outstanding	25,448	25,326

The table below summarizes the regular quarterly dividends declared and paid during the periods ended March 31, 2024 and December 31, 2023:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2023	$1.05	03/10/23	03/24/23	$26,563
Second Quarter 2023	1.05	06/02/23	06/16/23	26,591
Third Quarter 2023	1.05	09/01/23	09/15/23	26,590
Fourth Quarter 2023	1.05	12/01/23	12/15/23	26,592
Total 2023	$4.20			$106,336

First Quarter 2024	$1.05	03/08/24	03/22/24	$26,721

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

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2023	296,305	$118.60
Issued	527	123.06
Granted	130,957	126.56
Dividend equivalents	2,748	116.35
Forfeited	(7,563)	121.95
Vested	(114,728)	115.68
Outstanding at March 31, 2024	308,246	$120.05

Performance Stock Units

The 2018 Plan provides for performance stock units ("PSUs") that vest at a specific future date based on achievement of specified performance conditions. Transactions in PSUs under the 2018 Plan are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2023	207,279	$122.57
Granted	108,096	132.77
Dividend equivalents	2,136	116.35
Vested	(78,695)	143.54
Outstanding at March 31, 2024	238,816	$120.26

Stock Repurchase Program

On May 19, 2022, the Company's Board of Directors authorized a stock repurchase program granting the Company authority to repurchase up to $200.0 million of the Company's common stock over a three-year period, ending on May 19, 2025. The timing of stock repurchases, and the number of shares will depend upon the market conditions and other factors. Share repurchases, if any, will be made in the open market and in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program may be modified, suspended, or terminated at any time by the Board of Directors. In 2022, the Company purchased 253,490 shares at a weighted average price of $94.89 per share, totaling $24.1 million. No purchases were made during the three months ended March 31, 2024.

12.    SEGMENT REPORTING

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

The OEM Segment, which accounted for 78 percent of consolidated net sales for each of the three months ended March 31, 2024 and 2023, manufactures and distributes a broad array of highly engineered components for the leading OEMs in the recreation and transportation markets, consisting primarily of RVs and adjacent industries, including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Approximately 52 percent of the Company's OEM Segment net sales for the three months ended March 31, 2024 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 22 percent of consolidated net sales for each of the three months ended March 31, 2024 and 2023, supplies engineered components to the related aftermarket channels of the recreation and transportation products, primarily to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, tankless water heaters, and the sale of replacement glass and awnings to fulfill insurance claims.

Decisions concerning the allocation of the Company's resources are made by the Company's chief operating decision maker ("CODM"), with oversight by the Board of Directors. The CODM evaluates the performance of each segment based upon segment operating profit or loss, generally defined as income or loss before interest and income taxes. Decisions concerning the allocation of resources are also based on each segment's utilization of assets. Management of debt is a corporate function. The accounting policies of the OEM and Aftermarket Segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

The following tables present the Company's revenues disaggregated by segment and geography based on the billing address of the Company's customers:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$380,162	$10,601	$390,763	$314,982	$15,571	$330,553
Motorhomes	40,004	28,834	68,838	44,004	25,547	69,551
Adjacent Industries OEMs	248,512	50,198	298,710	309,466	48,603	358,069
Total OEM Segment net sales	668,678	89,633	758,311	668,452	89,721	758,173
Aftermarket Segment:
Total Aftermarket Segment net sales	189,648	20,070	209,718	200,486	14,651	215,137
Total net sales	$858,326	$109,703	$968,029	$868,938	$104,372	$973,310
(a) Net sales to customers in the United States of America
(b) Net sales to customers domiciled in countries outside of the United States of America

The following table presents the Company's operating profit (loss) by segment:

	Three Months Ended March 31,
(In thousands)	2024	2023
Operating profit (loss):
OEM Segment	$32,836	$(721)
Aftermarket Segment	24,775	20,764
Total operating profit	$57,611	$20,043

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the Company's revenue disaggregated by product:

	Three Months Ended March 31,
(In thousands)	2024	2023
OEM Segment:
Chassis, chassis parts, and slide-out mechanisms	$212,139	$198,056
Windows and doors	217,622	218,611
Furniture and mattresses	105,449	140,563
Axles, ABS, and suspension solutions	85,292	75,749
Other	137,809	125,194
Total OEM Segment net sales	758,311	758,173
Total Aftermarket Segment net sales	209,718	215,137
Total net sales	$968,029	$973,310

LCI INDUSTRIES
ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of Part I of this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

LCI Industries ("LCII" and collectively with its subsidiaries, the "Company," "we," "us," or "our"), through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI," or "Lippert"), supplies, domestically and internationally, a broad array of highly engineered components for the leading original equipment manufacturers ("OEMs") in the recreation and transportation markets, consisting primarily of recreational vehicles ("RVs") and adjacent industries, including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing. We also supply engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet.

We have two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant. At March 31, 2024, we operated over 110 manufacturing and distribution facilities located throughout North America and Europe. See Note 12 of the Notes to Condensed Consolidated Financial Statements for further information regarding our segments.

Our OEM Segment manufactures and distributes a broad array of highly engineered components for the leading OEMs of RVs and adjacent industries, including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing. Approximately 49 percent of our OEM Segment net sales for the twelve months ended March 31, 2024 were of components for travel trailer and fifth-wheel RVs, including:

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
The Aftermarket Segment supplies many of these engineered components to the related aftermarket channels of the recreation and transportation products, primarily to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, tankless water heaters, and the sale of replacement glass and awnings to fulfill insurance claims.

We are executing a strategic initiative to diversify the markets we serve outside of the historical concentration within the North American RV OEM industry. Approximately 57 percent of net sales for the three months ended March 31, 2024 were generated outside of the North American RV OEM market. We believe our diversification strategy has helped offset downswings in the North American RV OEM industry, while maintaining our strong position and ability to ramp up quickly to take advantage of upswings.

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

Negative conditions in the general economy in the United States or abroad, including conditions resulting from financial and credit market fluctuations, increased inflation and interest rates, changes in economic policy, trade uncertainty,

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
including changes in tariffs, sanctions, international treaties, and other trade restrictions, geopolitical tensions, armed conflicts, natural disasters, or global public health crises, have negatively impacted, and could continue to negatively impact, the Company’s business, liquidity, financial condition and results of operations.

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
According to the Recreation Vehicle Industry Association ("RVIA"), industry-wide wholesale shipments from the United States of travel trailer and fifth-wheel RVs, our primary RV market, increased 17 percent to 73,500 units in the first three months of 2024, compared to the first three months of 2023, as retail dealers restocked inventories in the first quarter of 2024 compared to destocking efforts in the same period of 2023. Retail demand for travel trailer and fifth-wheel RVs decreased 8 percent in the first three months of 2024 compared to the same period in 2023. Retail demand has declined from elevated post-pandemic levels, primarily driven by inflation and higher interest rates impacting retail consumers' discretionary spending. Retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.
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

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended March 31, 2024	73,500	17%	66,400	(8)%	7,100
Quarter ended December 31, 2023	63,400	2%	53,700	(9)%	9,700
Quarter ended September 30, 2023	61,500	(16)%	92,000	(13)%	(30,500)
Quarter ended June 30, 2023	71,600	(47)%	109,000	(16)%	(37,400)
Twelve months ended March 31, 2024	270,000	(19)%	321,100	(12)%	(51,100)

Quarter ended March 31, 2023	62,700	(58)%	71,800	(24)%	(9,100)
Quarter ended December 31, 2022	62,000	(52)%	59,100	(23)%	2,900
Quarter ended September 30, 2022	73,300	(46)%	106,000	(19)%	(32,700)
Quarter ended June 30, 2022	133,900	0%	129,600	(28)%	4,300
Twelve months ended March 31, 2023	331,900	(40)%	366,500	(24)%	(34,600)

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first three months of 2024 decreased 22 percent to 10,400 units compared to the first three months of 2023. Retail demand for motorhome RVs decreased ten percent year-over-year in the first three months of 2024, compared to a 15 percent year-over-year decrease in retail demand

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
in the same period of 2023. Retail demand has declined from post-pandemic elevated levels, partially driven by inflation and higher interest rates impacting retail consumers' discretionary spending.

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

RESULTS OF OPERATIONS

Consolidated Highlights

•Consolidated net sales in the first quarter of 2024 were $968.0 million, down slightly from $973.3 million for the same period of 2023.
•Net income for the first quarter of 2024 was $36.5 million, or $1.44 per diluted share, compared to net income of $7.3 million, or $0.29 per diluted share, for the same period of 2023.
•Consolidated operating profit during the first quarter of 2024 was $57.6 million, compared to $20.0 million in the same period of 2023. Operating profit margin was 6.0 percent in the first quarter of 2024 compared to 2.1 percent in the same period of 2023. The increase was primarily due to decreases in material commodity and freight costs.
•The cost of steel and aluminum consumed in certain of our manufactured components decreased in the first quarter of 2024 compared to the same period of 2023. Raw material costs are subject to continued fluctuation and impact certain contractual selling prices which are indexed to select commodities.
•In March 2024, we paid a quarterly dividend of $1.05 per share, aggregating to $26.7 million.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
OEM Segment - First Quarter

Net sales of the OEM Segment in the first quarter of 2024 increased by $0.1 million, compared to the same period of 2023. Net sales of components to OEMs were to the following markets for the three months ended March 31:

(In thousands)	2024	2023	Change
RV OEMs:
Travel trailers and fifth-wheels	$390,763	$330,553	18%
Motorhomes	68,838	69,551	(1)%
Adjacent Industries OEMs	298,710	358,069	(17)%
Total OEM Segment net sales	$758,311	$758,173	—%

According to the RVIA, industry-wide wholesale unit shipments for the three months ended March 31 were:

	2024	2023	Change
Travel trailer and fifth-wheels	73,500	62,700	17%
Motorhomes	10,400	13,400	(22)%

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

Content per:	2024	2023	Change
Travel trailer and fifth-wheel	$5,097	$5,861	(13)%
Motorhome	$3,656	$3,993	(8)%

Our average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by changes in selling prices for our products, market share gains, and acquisitions. For the twelve months ended March 31, 2024, travel trailer and fifth-wheel RV content declined year-over-year primarily due to pricing decreases indexed to commodity and freight indices and unit mix, partially offset by market share gains.

Our increase in net sales to RV OEMs during the first quarter of 2024 was driven by a nine percent increase in North American RV wholesale shipments during the first quarter of 2024, primarily due to current dealer inventory restocking, partially offset by decreased selling prices which are indexed to select commodities.

Our decrease in net sales to OEMs in Adjacent Industries during the first quarter of 2024 was primarily due to lower sales to North American marine OEMs, driven by inflation and rising interest rates impacting retail consumers.

Operating profit of the OEM Segment was $32.8 million in the first quarter of 2024, an increase of $33.6 million compared to an operating loss of the OEM Segment of $0.7 million in the same period of 2023. The operating profit margin of the OEM Segment in the first quarter of 2024 increased to 4.3 percent compared to the operating loss margin of 0.1 percent for the same period of 2023 and was positively impacted by:
•Decreases in material commodity and freight costs, which positively impacted operating profit by $28.0 million, primarily related to decreased steel and aluminum costs.
•A decrease in warranty costs primarily due to reduced warranty claim payments, resulting in an increase in operating profit of $7.2 million compared to the same period of 2023.
•A decrease in production labor to align with current demand levels, resulting in an increase in operating profit of $6.2 million compared to the same period of 2023.
•Price increases to targeted products, resulting in an increase in operating profit of $2.8 million compared to the same period of 2023.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
•A reduction in general and administrative costs resulting in an increase in operating profit of $2.4 million compared to the same period of 2023.
Partially offset by:
•Sales mix increase of lower margin products, which negatively impacted operating profit by $12.0 million.
•Selling prices contractually tied to indices of select commodities decreased, resulting in a decrease in operating profit of $3.6 million compared to the same period of 2023.
Amortization expense on intangible assets for the OEM Segment was $10.3 million in the first quarter of 2024, compared to $10.5 million in the same period in 2023. Depreciation expense on fixed assets for the OEM Segment was $14.0 million in the first quarter of 2024, compared to $14.4 million in the same period of 2023.

Aftermarket Segment - First Quarter

Net sales of the Aftermarket Segment in the first quarter of 2024 decreased by $5.4 million, compared to the same period of 2023. Net sales of components in the Aftermarket Segment were as follows for the three months ended March 31:

(In thousands)	2024	2023	Change
Total Aftermarket Segment net sales	$209,718	$215,137	(3)%

Net sales of the Aftermarket Segment for the first quarter of 2024 were slightly lower than for the same period in 2023, primarily driven by lower volumes within marine markets and the impacts of inflation and elevated interest rates on consumers' discretionary spending, partially offset by growth in the automotive aftermarket driven by market share gains.

Operating profit of the Aftermarket Segment was $24.8 million in the first quarter of 2024, an increase of $4.0 million compared to the same period of 2023. The operating profit margin of the Aftermarket Segment was 11.8 percent in the first quarter of 2024, compared to 9.7 percent in the same period in 2023, and was positively impacted by:
•Decreases in material commodity and freight costs, which positively impacted operating profit by $4.6 million, primarily related to decreased steel and aluminum costs.
•Pricing changes to targeted products, resulting in an increase in operating profit of $1.9 million compared to the same period of 2023.
Partially offset by:
•The impact of fixed costs due to reduced volumes, which decreased operating profit by $1.2 million related to fixed selling, general, and administrative costs and $0.6 million related to fixed overhead costs.
Amortization expense on intangible assets for the Aftermarket Segment was $3.8 million in the first quarter of 2024, consistent with the same period of 2023. Depreciation expense on fixed assets for the Aftermarket Segment was $4.6 million in the first quarter of 2024, compared to $3.9 million in the same period of 2023.

Interest Expense

Interest expense, net was $9.3 million for the three months ended March 31, 2024, compared to $10.4 million in the same period of 2023. The decrease in interest expense was primarily due to net repayments of $215.9 million on the revolving credit facility during 2023 and principal prepayments of $37.5 million on our Term Loan (as defined in Note 8 of the Notes to Condensed Consolidated Financial Statements) in the third and fourth quarters of 2023, partially offset by higher global interest rates on our adjustable rate debt including the Term Loan and revolving credit facility, and net borrowings on the revolving credit facility in the first three months of 2024. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

Income Taxes

The effective tax rates for the three months ended March 31, 2024 and 2023 were 24.3 percent and 24.8 percent, respectively. The effective tax rate for the three months ended March 31, 2024 differed from the Federal statutory rate primarily due to state taxes, foreign taxes, and non-deductible expenses, partially offset by the recognition of excess tax benefits on stock-based compensation as a component of the provision for income taxes, and Federal and Indiana research and development

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
credits. The decrease in the effective tax rate for the three months ended March 31, 2024 as compared to the same period in 2023 was primarily due to decreases in non-deductible executive compensation costs and effective state tax rates.

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

As of March 31, 2024, we had $22.6 million in cash and cash equivalents, and $153.8 million of availability under our revolving credit facility under the Credit Agreement (as defined in Note 8 of the Notes to Condensed Consolidated Financial Statements). We also have the ability to request an increase to the revolving and/or incremental term loan facilities by up to an additional $400.0 million in the aggregate upon approval of the lenders providing any such increase and the satisfaction of certain other conditions. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

We believe the availability under the revolving credit facility under the Credit Agreement, along with our cash flows from operations, are adequate to finance our anticipated cash requirements for the next twelve months.

The Condensed Consolidated Statements of Cash Flows reflect the following for the three months ended March 31:

(In thousands)	2024	2023
Net cash flows (used in) provided by operating activities	$(7,654)	$74,676
Net cash flows used in investing activities	(8,435)	(21,449)
Net cash flows used in financing activities	(26,447)	(76,824)
Effect of exchange rate changes on cash and cash equivalents	(996)	(437)
Net decrease in cash and cash equivalents	$(43,532)	$(24,034)

Cash Flows from Operations
Net cash flows used in operating activities were $7.7 million in the first three months of 2024, compared to cash provided by operating activities of $74.7 million in the first three months of 2023. The change in net cash flows used in operating activities was primarily due to the net change in assets and liabilities, net of acquired businesses, as it used $111.7 million more cash in the first three months of 2024 compared to the same period in 2023. The net change in assets and liabilities was partially offset by an increase in net income of $29.3 million. The primary use of cash in net assets was the increase of $131.1 million in accounts receivable due to seasonally higher sales in the first three months of 2024. While we continued to reduce inventory in the first three months of 2024, the larger decrease in inventory in the first three months of 2023 was due to decreasing commodity and freight costs and initiatives to reduce inventory as RV production demand slowed from record levels seen during the first half of 2022.
Depreciation and amortization was $32.7 million in the first three months of 2024, and is expected to be approximately $130 to $140 million for the full year 2024. Non-cash stock-based compensation expense in the first three months of 2024 was $4.3 million. Non-cash stock-based compensation expense is expected to be approximately $18 to $23 million for the full year 2024.

Cash Flows from Investing Activities
Cash flows used in investing activities of $8.4 million in the first three months of 2024 were primarily comprised of $8.6 million for capital expenditures. Cash flows used in investing activities of $21.4 million in the first three months of 2023 were primarily comprised of $17.2 million for capital expenditures and $6.3 million for the acquisitions of businesses.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Our capital expenditures are primarily for replacement and growth. Over the long term, based on our historical capital expenditures, the replacement portion has averaged approximately one to two percent of net sales, while the growth portion has averaged approximately two to three percent of net sales. However, there are many factors that can impact the actual spending compared to these historical averages. We estimate full year 2024 capital expenditures of $55 to $75 million, including investments in automation and lean projects.
Capital expenditures in the first three months of 2024 were funded by cash on hand and borrowings under our Credit Agreement. Capital expenditures and any acquisitions in the remainder of fiscal year 2024 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under our revolving credit facility.

Cash Flows from Financing Activities
Cash flows used in financing activities of $26.4 million in the first three months of 2024 were primarily comprised of payments of quarterly dividends of $26.7 million and cash outflows of $9.0 million related to vesting of stock-based awards, net of shares tendered for payment of taxes, partially offset by $9.3 million in net borrowings under our revolving credit facility.
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
The Credit Agreement includes both financial and non-financial covenants. The covenants dictate we shall not permit our net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At March 31, 2024, we were in compliance with all financial covenants.
We have paid regular quarterly dividends since 2016. Future dividend policy with respect to our common stock will be determined by our Board of Directors considering our prevailing financial needs, earnings, and other relevant factors, including any limitations in our debt agreements, such as maintenance of certain financial ratios.
In May 2022, our Board of Directors authorized a stock repurchase program for the purchase of up to $200.0 million of our common stock over a three-year period ending on May 19, 2025. No shares were repurchased during the three months ended March 31, 2024 and 2023. As of March 31, 2024, there was $175.9 million remaining under the stock repurchase program.

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

RAW MATERIALS INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by us which are made from these raw materials, are influenced by demand and other factors specific to these commodities, as well as by inflationary pressures. We experienced reduced prices of these commodities in the first three months of 2024, but prices of these commodities have historically been volatile. As a result, while we currently expect commodity prices for the remainder of the year to remain generally consistent with the first quarter of 2024, there can be no assurance that raw material costs will not

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
increase. Please see "Results of Operations" above for additional information regarding the impact of raw material costs on our results of operations for the first three months of 2024.

NEW ACCOUNTING PRONOUNCEMENTS

Information required by this item is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

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

For a discussion of our critical accounting estimates, refer to Management's Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting estimates as described in that Annual Report.

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

Forward-looking statements, including, without limitation, those relating to the Company's production levels, future business prospects, net sales, expenses and income (loss), capital expenditures, tax rate, cash flow, financial condition, liquidity, covenant compliance, retail and wholesale demand, integration of acquisitions, R&D investments, commodity prices, addressable markets, and industry trends, whenever they occur in this Form 10-Q, are necessarily estimates reflecting the best judgment of the Company's senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, the impacts of future pandemics, geopolitical tensions, armed conflicts, or natural disasters on the global economy and on the Company's customers, suppliers, employees, business and cash flows, pricing pressures due to domestic and foreign competition, costs and availability of, and tariffs on, raw materials (particularly steel and aluminum) and other components, seasonality and cyclicality in the industries to which we sell our products, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which we sell our components, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the costs, pace of, and successful integration of acquisitions and other growth initiatives, availability and costs of production facilities and labor, team member benefits, team member retention, realization and impact of expansion plans, efficiency improvements and cost reductions, the disruption of business resulting from natural disasters or other unforeseen events, the successful entry into new markets, the costs of compliance with environmental laws, laws of foreign jurisdictions in which we operate, other operational and financial risks related to conducting business internationally, and increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, warranty and product liability claims or product recalls, interest rates, oil and gasoline prices, and availability, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which we sell our components, and other risks and uncertainties discussed more fully under the caption "Risk Factors" in the Company's Annual Report on Form

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
10-K for the year ended December 31, 2023, and in the Company's subsequent filings with the SEC, including the Company's Quarterly Reports on Form 10-Q. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

LCI INDUSTRIES
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in short-term interest rates on our variable rate debt. Depending on the interest rate option selected as further described in Note 8 of the Notes to Condensed Consolidated Financial Statements, interest is charged based on an indexed rate plus an applicable margin. Assuming a hypothetical increase of 0.25 percent in the indexed interest rate (which approximates a six percent increase of the weighted-average interest rate on our borrowings as of March 31, 2024), our results of operations would not be materially affected.
We are also exposed to changes in the prices of raw materials, specifically steel and aluminum. We have, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in steel and aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. We had no outstanding derivative instruments on commodities at March 31, 2024 and December 31, 2023.
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
As of the end of the period covered by this Form 10-Q, we performed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
b.Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LCI INDUSTRIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, we are subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2024, would not be material to our financial position or results of operations.

ITEM 1A – RISK FACTORS

There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the SEC on February 23, 2024.

ITEM 5 - OTHER INFORMATION

On March 1, 2024, Jason Lippert, our Chief Executive Officer and a member of our board of directors, entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. The trading arrangement will terminate on the earlier of December 31, 2024 or the date all shares are sold thereunder, and may be terminated earlier in the limited circumstances defined in the trading arrangement. An aggregate of up to 35,000 shares may be sold pursuant to the trading arrangement.

ITEM 6 – EXHIBITS

a)    Exhibits as required by item 601 of Regulation S-K:

1	3.1	LCI Industries Restated Certificate of Incorporation, as amended effective December 30, 2016 (incorporated by reference to Exhibit 3.1 included in the Registrant’s Form 10-K for the year ended December 31, 2016).
2	3.2	Amended and Restated Bylaws of LCI Industries, effective March 9, 2023 (incorporated by reference to Exhibit 3.2 included in the Registrant's Form 10-Q filed on May 9, 2023).
3	10.1	Form of Performance Stock Unit Award Agreement under the LCI Industries 2018 Omnibus Incentive Plan.
4	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).
5	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).
6	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code.
7	32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code.
8	101
The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements; and (vii) information in Part II, Item 5.

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
May 8, 2024