Form 10-Q
period 2024-09-30
LCI INDUSTRIES
filed 2024-11-07
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (October 31, 2024) was 25,462,361 shares of common stock.

LCI INDUSTRIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(In thousands, except per share amounts)

Net sales	$915,497	$959,315	$2,938,070	$2,947,264
Cost of sales	695,539	748,367	2,227,761	2,332,125
Gross profit	219,958	210,948	710,309	615,139
Selling, general and administrative expenses	166,070	165,358	508,206	494,332
Operating profit	53,888	45,590	202,103	120,807
Interest expense, net	6,516	10,325	23,799	30,968
Income before income taxes	47,372	35,265	178,304	89,839
Provision for income taxes	11,760	9,378	44,984	23,267
Net income	$35,612	$25,887	$133,320	$66,572

Net income per common share:
Basic	$1.40	$1.02	$5.24	$2.63
Diluted	$1.39	$1.02	$5.23	$2.62

Weighted average common shares outstanding:
Basic	25,480	25,340	25,436	25,293
Diluted	25,558	25,504	25,477	25,405

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(In thousands)

Net income	$35,612	$25,887	$133,320	$66,572
Other comprehensive income (loss):
Net foreign currency translation adjustment	10,382	(2,995)	5,661	(232)
Actuarial (loss) gain on pension plans	—	—	(345)	100
Total comprehensive income	$45,994	$22,892	$138,636	$66,440

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2024	2023
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$161,184	$66,157
Accounts receivable, net of allowances of $6,262 and $5,701 at September 30, 2024 and December 31, 2023, respectively	319,166	214,707
Inventories, net	705,439	768,407
Prepaid expenses and other current assets	59,084	67,599
Total current assets	1,244,873	1,116,870
Fixed assets, net	443,349	465,781
Goodwill	593,882	589,550
Other intangible assets, net	412,818	448,759
Operating lease right-of-use assets	233,225	245,388
Other long-term assets	96,817	92,971
Total assets	$3,024,964	$2,959,319

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term indebtedness	$222	$589
Accounts payable, trade	193,636	183,697
Current portion of operating lease obligations	39,035	36,269
Accrued expenses and other current liabilities	199,081	174,437
Total current liabilities	431,974	394,992
Long-term indebtedness	822,322	846,834
Operating lease obligations	207,937	222,680
Deferred taxes	28,631	32,345
Other long-term liabilities	115,778	107,432
Total liabilities	1,606,642	1,604,283
Stockholders' equity
Common stock, par value $.01 per share	288	287
Paid-in capital	252,208	245,659
Retained earnings	1,228,454	1,177,034
Accumulated other comprehensive income	19,588	14,272
Stockholders' equity before treasury stock	1,500,538	1,437,252
Treasury stock, at cost	(82,216)	(82,216)
Total stockholders' equity	1,418,322	1,355,036
Total liabilities and stockholders' equity	$3,024,964	$2,959,319

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$133,320	$66,572
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	96,000	98,818
Stock-based compensation expense	13,961	14,027
Other non-cash items	4,927	4,611
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(102,127)	(121,914)
Inventories, net	81,166	246,155
Prepaid expenses and other assets	(1,491)	31,237
Accounts payable, trade	8,333	54,817
Accrued expenses and other liabilities	29,599	(5,060)
Net cash flows provided by operating activities	263,688	389,263
Cash flows from investing activities:
Capital expenditures	(31,390)	(50,060)
Acquisitions of businesses	(19,957)	(25,851)
Other investing activities	781	4,284
Net cash flows used in investing activities	(50,566)	(71,627)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(9,120)	(9,591)
Proceeds from revolving credit facility	86,248	248,900
Repayments under revolving credit facility	(87,766)	(414,554)
Repayments under term loan and other borrowings	(26,357)	(45,767)
Payment of dividends	(80,191)	(79,744)
Payment of contingent consideration and holdbacks related to acquisitions	(2)	(31,857)
Other financing activities	—	(834)
Net cash flows used in financing activities	(117,188)	(333,447)
Effect of exchange rate changes on cash and cash equivalents	(907)	(446)
Net increase (decrease) in cash and cash equivalents	95,027	(16,257)
Cash and cash equivalents at beginning of period	66,157	47,499
Cash and cash equivalents at end of period	$161,184	$31,242

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$24,535	$29,459
Income taxes, net of refunds	$38,685	$7,531
Non-cash investing and financing activities:
Purchase of property and equipment in accrued expenses	$106	$451

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

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2023	$287	$245,659	$1,177,034	$14,272	$(82,216)	$1,355,036
Net income	—	—	36,545	—	—	36,545
Issuance of 122,023 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(9,041)	—	—	—	(9,040)
Stock-based compensation expense	—	4,327	—	—	—	4,327
Other comprehensive loss	—	—	—	(3,263)	—	(3,263)
Cash dividends ($1.05 per share)	—	—	(26,721)	—	—	(26,721)
Dividend equivalents on stock-based awards	—	569	(569)	—	—	—
Balance - March 31, 2024	$288	$241,514	$1,186,289	$11,009	$(82,216)	$1,356,884
Net income	—	—	61,163	—	—	61,163
Issuance of 14,059 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	—	(71)	—	—	—	(71)
Stock-based compensation expense	—	4,974	—	—	—	4,974
Other comprehensive loss	—	—	—	(1,803)	—	(1,803)
Cash dividends ($1.05 per share)	—	—	(26,734)	—	—	(26,734)
Dividend equivalents on stock-based awards	—	567	(567)	—	—	—
Balance - June 30, 2024	$288	$246,984	$1,220,151	$9,206	$(82,216)	$1,394,413
Net income	—	—	35,612	—	—	35,612
Issuance of 166 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes		(8)	—	—	—	(8)
Stock-based compensation expense	—	4,659	—	—	—	4,659
Other comprehensive income	—	—	—	10,382	—	10,382
Cash dividends ($1.05 per share)	—	—	(26,736)	—	—	(26,736)
Dividend equivalents on stock-based awards	—	573	(573)	—	—	—
Balance - September 30, 2024	$288	$252,208	$1,228,454	$19,588	$(82,216)	$1,418,322

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries ("LCII" and collectively with its subsidiaries, the "Company," "we," "us," or "our"). LCII has no unconsolidated subsidiaries. LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI," or "Lippert"), supplies, domestically and internationally, a broad array of highly engineered components for the leading original equipment manufacturers ("OEMs") in the recreation and transportation markets, consisting primarily of recreational vehicles ("RVs") and adjacent industries, including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing. The Company also supplies engineered components to the related aftermarkets of these industries, primarily by selling to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. At September 30, 2024, the Company operated over 110 manufacturing and distribution facilities located throughout North America and Europe.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

3.    EARNINGS PER SHARE

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Weighted average shares outstanding for basic earnings per share	25,480	25,340	25,436	25,293
Common stock equivalents pertaining to stock-based awards	78	164	41	112
Weighted average shares outstanding for diluted earnings per share	25,558	25,504	25,477	25,405

Equity instruments excluded from diluted net earnings per share calculation as the effect would have been antidilutive	287	167	289	164

For the Company's 1.125 percent convertible senior notes due 2026 (the "Convertible Notes") issued in May 2021, the dilutive effect is calculated using the if-converted method. The Company is required, pursuant to the indenture governing the Convertible Notes, dated May 13, 2021, by and between the Company and U.S. Bank National Association, as trustee (the "Indenture"), to settle the principal amount of the Convertible Notes in cash and may elect to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company's common stock, or a combination thereof. Under the if-converted method, the Company includes the number of shares required to satisfy the conversion obligation, assuming all the Convertible Notes are converted. Because the average closing price of the Company's common stock for each of the three and nine months ended September 30, 2024, which is used as the basis for determining the dilutive effect on earnings per share, was less than the conversion price of $165.65, all associated shares were antidilutive.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In conjunction with the issuance of the Convertible Notes, the Company, in privately negotiated transactions with certain commercial banks (the "Counterparties"), sold warrants to purchase 2.8 million shares of the Company's common stock (the "Warrants"). The Warrants have a strike price of $259.84 per share, subject to customary anti-dilution adjustments. For calculating the dilutive effect of the Warrants, the Company uses the treasury stock method. With this method, the Company assumes exercise of the Warrants at the beginning of the period, or at time of issuance if later, and issuance of shares of common stock upon exercise. Proceeds from the exercise of the Warrants are assumed to be used to repurchase shares of the Company's common stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be received upon the exercise of the Warrants less the number of shares repurchased, are included in diluted shares. For each of the three and nine months ended September 30, 2024, the average share price was below the Warrant strike price of $259.84 per share, and therefore 2.8 million shares were considered antidilutive.

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

Acquisitions Completed During the Nine Months Ended September 30, 2024

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

Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2023	$421,701	$167,849	$589,550
Acquisitions	1,709	—	1,709
Foreign currency translation	1,823	800	2,623
Net balance – September 30, 2024	$425,233	$168,649	$593,882
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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Intangible Assets

Other intangible assets consisted of the following at September 30, 2024:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$513,628	$218,930	$294,698	6	to	20
Patents	114,248	72,384	41,864	3	to	20
Trade names (finite life)	99,849	31,796	68,053	3	to	20
Trade names (indefinite life)	7,432	—	7,432	Indefinite
Non-compete agreements	5,904	5,417	487	3	to	6
Other	609	325	284	2	to	12
Other intangible assets	$741,670	$328,852	$412,818
Other intangible assets consisted of the following at December 31, 2023:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$509,505	$189,967	$319,538	6	to	20
Patents	114,864	67,602	47,262	3	to	20
Trade names (finite life)	99,366	26,978	72,388	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	10,104	8,453	1,651	3	to	6
Other	609	289	320	2	to	12
Other intangible assets	$742,048	$293,289	$448,759

5.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or net realizable value. Cost includes material, labor, and overhead. Inventories consisted of the following at:

	September 30,	December 31,
(In thousands)	2024	2023
Raw materials	$420,089	$457,877
Work in process	41,112	45,112
Finished goods	244,238	265,418
Inventories, net	$705,439	$768,407
At September 30, 2024 and December 31, 2023, the Company had recorded inventory obsolescence reserves of $77.4 million and $71.3 million, respectively.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.    FIXED ASSETS

Fixed assets consisted of the following at:

	September 30,	December 31,
(In thousands)	2024	2023
Fixed assets, at cost	$989,131	$983,548
Less accumulated depreciation and amortization	545,782	517,767
Fixed assets, net	$443,349	$465,781

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	September 30,	December 31,
(In thousands)	2024	2023
Employee compensation and benefits	$76,851	$58,999
Current portion of accrued warranty	42,573	48,468
Customer rebates	24,249	19,403
Other	55,408	47,567
Accrued expenses and other current liabilities	$199,081	$174,437
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

(In thousands)	2024	2023
Balance at beginning of period	$71,578	$54,528
Provision for warranty expense	39,892	60,691
Warranty costs paid	(44,817)	(49,110)
Balance at end of period	66,653	66,109
Less long-term portion	(24,080)	(21,900)
Current portion of accrued warranty at end of period	$42,573	$44,209
8.    LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following at:

	September 30,	December 31,
(In thousands)	2024	2023
Convertible Notes	$460,000	$460,000
Term Loan	290,000	315,000
Revolving Credit Loan	74,969	75,909
Other	1,929	3,138
Unamortized deferred financing fees	(4,354)	(6,624)
	822,544	847,423
Less current portion	(222)	(589)
Long-term indebtedness	$822,322	$846,834

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Agreement

The Company and certain of its subsidiaries are party to a credit agreement dated December 14, 2018 with JPMorgan Chase, N.A., as a lender and administrative agent, and other bank lenders (as amended, the "Credit Agreement"). The Credit Agreement provides for a $600.0 million revolving credit facility (of which $50.0 million is available for the issuance of letters of credit (the "LC Facility") and up to $400.0 million is available in approved foreign currencies). The Credit Agreement also provides for term loans (the "Term Loan") to the Company in an aggregate principal amount of $400.0 million. The maturity date of the Credit Agreement is December 7, 2026. The Term Loan is required to be repaid in an amount equal to 1.25 percent of the original principal amount of the Term Loan for the first eight quarterly periods commencing with the quarter ended December 31, 2021, 1.875 percent of the original principal amount of the Term Loan for the next eight quarterly periods, and then 2.50 percent of the original principal amount of the Term Loan of each additional payment until the maturity date. The Company prepaid $37.5 million of principal on the Term Loan during 2023 and an additional $25.0 million of principal on the Term Loan during 2024 through September 30, 2024, all of which was applied to pay in full the scheduled principal amortization payments due through December 31, 2025. The Credit Agreement also permits the Company to request an increase to the revolving and/or term loan facility by up to an additional $400.0 million in the aggregate upon the approval of the lenders providing any such increase and the satisfaction of certain other conditions.

Borrowings under the Credit Agreement in U.S. dollars are designated from time to time by the Company as (i) base rate loans which bear interest at a base rate plus additional interest ranging from 0.0 percent to 0.875 percent (0.375 percent was applicable at September 30, 2024) depending on the Company’s total net leverage ratio or (ii) term benchmark loans which bear interest at term Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment of 0.1 percent for an interest period selected by the Company plus additional interest ranging from 0.875 percent to 1.875 percent (1.375 percent was applicable at September 30, 2024) depending on the Company’s total net leverage ratio. Foreign currency borrowings have the same additional interest margins applicable to term benchmark loans based on the Company's total net leverage ratio. At September 30, 2024, the Company had $4.8 million in issued, but undrawn, standby letters of credit under the LC Facility. A commitment fee ranging from 0.150 percent to 0.275 percent (0.200 percent was applicable at September 30, 2024) depending on the Company's total net leverage ratio accrues on the actual daily amount that the revolving commitment exceeds the revolving credit exposure.

Pursuant to the Credit Agreement, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At September 30, 2024, the Company was in compliance with all financial covenants. The maximum net leverage ratio covenant limits the amount of consolidated outstanding indebtedness that the Company may incur on a trailing twelve-month EBITDA. Availability under the Company’s revolving credit facility, giving effect to this limitation, was $383.1 million at September 30, 2024. The Company believes the availability under the revolving credit facility under the Credit Agreement, along with its cash flows from operations, are adequate to finance the Company's anticipated cash requirements for the next twelve months.

At September 30, 2024, the fair value of the Company's floating rate long-term debt under the Credit Agreement approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

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

As of September 30, 2024, the conversion rate of the Convertible Notes was 6.2277 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes. The conversion rate of the Convertible Notes is subject to further adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture) or upon a notice of redemption, the Company will, in certain circumstances, increase the

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

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

The Convertible Notes are not registered securities nor listed on any securities exchange but may be actively traded by qualified institutional buyers. The fair value of the Convertible Notes of $468.1 million at September 30, 2024 was estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

9.    LEASES

The Company leases certain manufacturing and warehouse facilities, administrative office space, semi-tractors, trailers, forklifts, and other equipment through operating leases with unrelated third parties. The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Operating lease expense	$16,267	$14,796	$48,117	$45,710
Short-term lease expense	845	1,140	2,796	3,927
Variable lease expense	976	1,154	3,139	3,354
Total lease expense	$18,088	$17,090	$54,052	$52,991

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.    COMMITMENTS AND CONTINGENCIES

Holdback Payments and Contingent Consideration

From time to time, the Company finances a portion of its business combinations with deferred acquisition payments ("holdback payments") and/or contingent earnout provisions. Holdback payments are fixed payments and are accrued at their discounted present value. As required, the liability for contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods. Holdback payment and contingent consideration balances were not material at September 30, 2024.

Product Recalls

From time to time, the Company cooperates with and assists its customers on their product recalls and inquiries, and occasionally receives inquiries directly from the National Highway Traffic Safety Administration regarding reported incidents involving the Company’s products. As a result, the Company has incurred expenses associated with product recalls from time to time and may incur expenditures for future investigations or product recalls. Product recall reserves were not material at September 30, 2024.

Environmental

The Company's operations are subject to certain Federal, state, and local regulatory requirements relating to the use, storage, discharge, and disposal of hazardous materials used during the manufacturing processes. Although the Company believes its operations have been consistent with prevailing industry standards and are in substantial compliance with applicable environmental laws and regulations, one or more of the Company’s current or former operating sites, or adjacent sites owned by third-parties, have been affected, and may in the future be affected, by releases of hazardous materials. As a result, the Company may incur expenditures for future investigation and remediation of these sites, including in conjunction with voluntary remediation programs or third-party claims. Environmental reserves were not material at September 30, 2024.

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2024, would not be material to the Company's financial position or results of operations.

11.    STOCKHOLDERS' EQUITY

The following table summarizes information about shares of the Company's common stock at:

	September 30,	December 31,
(In thousands)	2024	2023
Common stock authorized	75,000	75,000
Common stock issued	28,803	28,667
Treasury stock	3,341	3,341
Common stock outstanding	25,462	25,326

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below summarizes the regular quarterly dividends declared and paid during the periods ended September 30, 2024 and December 31, 2023:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2023	$1.05	03/10/23	03/24/23	$26,563
Second Quarter 2023	1.05	06/02/23	06/16/23	26,591
Third Quarter 2023	1.05	09/01/23	09/15/23	26,590
Fourth Quarter 2023	1.05	12/01/23	12/15/23	26,592
Total 2023	$4.20			$106,336

First Quarter 2024	$1.05	03/08/24	03/22/24	$26,721
Second Quarter 2024	1.05	05/31/24	06/14/24	26,734
Third Quarter 2024	1.05	08/30/24	09/13/24	26,736
Total 2024	$3.15			$80,191

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

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2023	296,305	$118.60
Issued	1,693	114.96
Granted	143,407	125.20
Dividend equivalents	8,625	111.04
Forfeited	(15,084)	122.69
Vested	(129,780)	115.07
Outstanding at September 30, 2024	305,166	$119.82

Performance Stock Units

The 2018 Plan provides for performance stock units ("PSUs") that vest at a specific future date based on achievement of specified performance conditions. Transactions in PSUs under the 2018 Plan are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2023	207,279	$122.57
Granted	108,096	132.77
Dividend equivalents	6,778	111.02
Vested	(78,695)	143.54
Outstanding at September 30, 2024	243,458	$120.26

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Repurchase Program

On May 19, 2022, the Company's Board of Directors authorized a stock repurchase program granting the Company authority to repurchase up to $200.0 million of the Company's common stock over a three-year period, ending on May 19, 2025. The timing of stock repurchases, and the number of shares, will depend upon the market conditions and other factors. Share repurchases, if any, will be made in the open market and in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program may be modified, suspended, or terminated at any time by the Board of Directors. In 2022, the Company purchased 253,490 shares at a weighted average price of $94.89 per share, totaling $24.1 million. No purchases were made in 2023 or during the nine months ended September 30, 2024.

12.    SEGMENT REPORTING

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

The OEM Segment, which accounted for 76 percent of consolidated net sales for each of the nine months ended September 30, 2024 and 2023, manufactures and distributes a broad array of highly engineered components for the leading OEMs in the recreation and transportation markets, consisting primarily of RVs and adjacent industries, including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing. Approximately 53 percent of the Company's OEM Segment net sales for the nine months ended September 30, 2024 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 24 percent of consolidated net sales for each of the nine months ended September 30, 2024 and 2023, supplies engineered components to the related aftermarket channels of the recreation and transportation products, primarily to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. The Aftermarket Segment also includes biminis, covers, buoys, fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, tankless water heaters, and the sale of replacement glass and awnings to fulfill insurance claims.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables present the Company's revenues disaggregated by segment and geography based on the billing address of the Company's customers:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$363,746	$5,466	$369,212	$352,774	$10,799	$363,573
Motorhomes	30,749	22,051	52,800	40,254	25,415	65,669
Adjacent Industries OEMs	219,200	43,249	262,449	254,355	44,870	299,225
Total OEM Segment net sales	613,695	70,766	684,461	647,383	81,084	728,467
Aftermarket Segment:
Total Aftermarket Segment net sales	211,490	19,546	231,036	212,647	18,201	230,848
Total net sales	$825,185	$90,312	$915,497	$860,030	$99,285	$959,315

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,162,855	$23,469	$1,186,324	$994,581	$38,285	$1,032,866
Motorhomes	103,642	81,616	185,258	124,946	81,458	206,404
Adjacent Industries OEMs	722,491	144,824	867,315	862,176	144,202	1,006,378
Total OEM Segment net sales	1,988,988	249,909	2,238,897	1,981,703	263,945	2,245,648
Aftermarket Segment:
Total Aftermarket Segment net sales	636,410	62,763	699,173	648,034	53,582	701,616
Total net sales	$2,625,398	$312,672	$2,938,070	$2,629,737	$317,527	$2,947,264
(a) Net sales to customers in the United States of America
(b) Net sales to customers domiciled in countries outside of the United States of America

The following table presents the Company's operating profit by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Operating profit:
OEM Segment	$21,825	$11,165	$105,223	$29,086
Aftermarket Segment	32,063	34,425	96,880	91,721
Total operating profit	$53,888	$45,590	$202,103	$120,807

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the Company's revenue disaggregated by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
OEM Segment:
Chassis, chassis parts, and slide-out mechanisms	$196,175	$202,429	$638,248	$603,221
Windows and doors	203,735	214,135	650,314	652,840
Furniture and mattresses	98,072	104,266	314,241	370,175
Axles, ABS, and suspension solutions	68,750	82,083	243,319	246,466
Other	117,729	125,554	392,775	372,946
Total OEM Segment net sales	684,461	728,467	2,238,897	2,245,648
Total Aftermarket Segment net sales	231,036	230,848	699,173	701,616
Total net sales	$915,497	$959,315	$2,938,070	$2,947,264

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

We have two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant. At September 30, 2024, we operated over 110 manufacturing and distribution facilities located throughout North America and Europe. See Note 12 of the Notes to Condensed Consolidated Financial Statements for further information regarding our segments.

Our OEM Segment manufactures and distributes a broad array of highly engineered components for the leading OEMs of RVs and adjacent industries, including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing. Approximately 52 percent of our OEM Segment net sales for the twelve months ended September 30, 2024 were of components for travel trailer and fifth-wheel RVs, including:

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

We are executing a strategic initiative to diversify the markets we serve outside of the historical concentration within the North American RV OEM industry. Approximately 57 percent of net sales for the nine months ended September 30, 2024 were generated outside of the North American RV OEM market. We believe our diversification strategy has helped offset downswings in the North American RV OEM industry, while maintaining our strong position and ability to ramp up quickly to take advantage of upswings.

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
According to the Recreation Vehicle Industry Association ("RVIA"), industry-wide wholesale shipments from the United States of travel trailer and fifth-wheel RVs, our primary RV market, increased 14 percent to 224,000 units in the first nine months of 2024, compared to the same period in 2023, as retail dealers restocked inventories during the first nine months of 2024 compared to destocking efforts in the same period of 2023. Retail demand for travel trailer and fifth-wheel RVs decreased 9 percent in the first nine months of 2024 compared to the same period in 2023. Retail demand has declined from elevated post-pandemic levels, primarily driven by inflation and elevated interest rates impacting retail consumer discretionary spending. Retail demand is typically revised upward in subsequent months, primarily due to delayed RV registrations.
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

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended September 30, 2024	68,500	11%	84,100	(9)%	(15,600)
Quarter ended June 30, 2024	82,000	15%	98,600	(10)%	(16,600)
Quarter ended March 31, 2024	73,500	17%	65,400	(9)%	8,100
Quarter ended December 31, 2023	63,400	2%	53,700	(9)%	9,700
Twelve months ended September 30, 2024	287,400	11%	301,800	(9)%	(14,400)

Quarter ended September 30, 2023	61,500	(16)%	92,000	(13)%	(30,500)
Quarter ended June 30, 2023	71,600	(47)%	109,100	(16)%	(37,500)
Quarter ended March 31, 2023	62,700	(59)%	71,800	(24)%	(9,100)
Quarter ended December 31, 2022	62,000	(52)%	59,100	(23)%	2,900
Twelve months ended September 30, 2023	257,800	(47)%	332,000	(18)%	(74,200)

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first nine months of 2024 decreased 25 percent to 26,900 units compared to the first nine months of 2023. Retail demand for motorhome RVs in the first nine months of 2024 decreased 15 percent to 31,800 units compared to the first nine months of 2023. Retail demand has

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
declined from post-pandemic elevated levels, primarily driven by inflation and higher interest rates impacting retail consumer discretionary spending.

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

RESULTS OF OPERATIONS

Consolidated Highlights

•Consolidated net sales in the third quarter of 2024 decreased 4.6 percent to $915.5 million, from $959.3 million in the same period of 2023.
•Net income for the third quarter of 2024 was $35.6 million, or $1.39 per diluted share, compared to net income of $25.9 million, or $1.02 per diluted share, for the same period of 2023.
•Consolidated operating profit during the third quarter of 2024 was $53.9 million, compared to $45.6 million in the same period of 2023. Operating profit margin was 5.9 percent in the third quarter of 2024 compared to 4.8 percent in the same period of 2023. The increase was primarily due to decreases in material and freight costs.
•The cost of steel consumed in certain of our manufactured components decreased in the third quarter of 2024 compared to the same period of 2023. Raw material costs are subject to continued fluctuation and impact certain contractual selling prices which are indexed to select commodities.
•In September 2024, we paid a quarterly dividend of $1.05 per share, aggregating to $26.7 million.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
OEM Segment - Third Quarter

Net sales of the OEM Segment in the third quarter of 2024 decreased by $44.0 million, compared to the same period of 2023. Net sales of components to OEMs were to the following markets for the three months ended September 30:

(In thousands)	2024	2023	Change
RV OEMs:
Travel trailers and fifth-wheels	$369,212	$363,573	2%
Motorhomes	52,800	65,669	(20)%
Adjacent Industries OEMs	262,449	299,225	(12)%
Total OEM Segment net sales	$684,461	$728,467	(6)%

According to the RVIA, industry-wide North American wholesale unit shipments for the three months ended September 30 were:

	2024	2023	Change
Travel trailer and fifth-wheels	68,500	61,500	11%
Motorhomes	7,700	10,300	(25)%

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

Content per:	2024	2023	Change
Travel trailer and fifth-wheel	$5,147	$5,191	(1)%
Motorhome	$3,768	$3,705	2%

Our average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by changes in selling prices for our products, market share gains, acquisitions, changes in unit mix and timing differences between wholesale production and shipments. For the twelve months ended September 30, 2024, travel trailer and fifth-wheel RV content declined year-over-year primarily due to an increasing shift in unit mix towards lower content single axle travel trailers and pricing decreases indexed to commodity and freight indices, partially offset by market share gains and alignment in wholesale unit production and shipments compared to wholesale unit shipments outpacing production as a result of inventory destocking efforts for the twelve months ended September 30, 2023.

Our decrease in net sales to RV OEMs during the third quarter of 2024 was primarily driven by a 25 percent decrease in motorhome wholesale shipments and a shift in unit mix towards lower content single axle travel trailers, partially offset by a 11 percent increase in North American travel trailer and fifth-wheel wholesale shipments and market share gains. The increase in North American travel trailer and fifth-wheel wholesale shipments was primarily due to retail dealers restocking inventories during the 2024 period compared to destocking efforts in the same period of 2023.

Our decrease in net sales to OEMs in Adjacent Industries during the third quarter of 2024 was primarily due to lower sales to North American marine and utility trailer OEMs, driven by current dealer inventory levels, inflation, and elevated interest rates impacting retail consumers.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Operating profit of the OEM Segment was $21.8 million in the third quarter of 2024, an increase of $10.7 million compared to the same period of 2023. The operating profit margin of the OEM Segment increased to 3.2 percent in the third quarter of 2024, compared to 1.5 percent for the same period of 2023, and was positively impacted by:
•Decreases in material costs, which positively impacted operating profit by $23.1 million compared to the same period in 2023, primarily related to decreased steel prices, lower in-bound freight costs and material sourcing strategies.
•A decrease in warranty costs, primarily due to product quality initiatives that resulted in reduced warranty claim payments, which increased operating profit by $8.2 million compared to the same period in 2023.
Partially offset by:
•The impact of fixed costs spread over decreased sales, which decreased operating profit by $4.9 million related to fixed production overhead costs and $4.7 million related to fixed selling, general, and administrative costs.
•Decreases in selling prices, which negatively impacted operating profit by $3.0 million related to targeted products and by $1.8 million related to prices contractually tied to indices of select commodities
•Sales mix increase of lower margin products, which negatively impacted operating profit by $1.4 million compared to the same period in 2023.
Amortization expense on intangible assets for the OEM Segment was $10.0 million in the third quarter of 2024, compared to $10.6 million in the same period of 2023. Depreciation expense on fixed assets for the OEM Segment was $13.3 million in the third quarter of 2024, compared to $14.8 million in the same period of 2023.

OEM Segment – Year to Date

Net sales of the OEM Segment in the first nine months of 2024 decreased by $6.8 million, compared to the same period of 2023. Net sales of components to OEMs were to the following markets for the nine months ended September 30:

(In thousands)	2024	2023	Change
RV OEMs:
Travel trailers and fifth-wheels	$1,186,324	$1,032,866	15%
Motorhomes	185,258	206,404	(10)%
Adjacent Industries OEMs	867,315	1,006,378	(14)%
Total OEM Segment net sales	$2,238,897	$2,245,648	—%

According to the RVIA, industry-wide wholesale unit shipments for the nine months ended September 30 were:

	2024	2023	Change
Travel trailer and fifth-wheel RVs	224,000	195,800	14%
Motorhomes	26,900	35,800	(25)%

Our increase in net sales to RV OEMs during the first nine months of 2024 was primarily driven by a 14 percent increase in North American travel trailer and fifth-wheel wholesale shipments during the first nine months of 2024, partially offset by a shift in unit mix towards lower content single axle travel trailers. The increase in North American travel trailer and fifth-wheel wholesale shipments was primarily due to retail dealers restocking inventories during the 2024 period compared to destocking efforts in the same period of 2023.

Our decrease in net sales to OEMs in Adjacent Industries during the first nine months of 2024 was primarily due to lower sales to North American marine and utility trailer OEMs, driven by current dealer inventory levels, inflation, and elevated interest rates impacting retail consumers.

Operating profit of the OEM Segment was $105.2 million in the first nine months of 2024, an increase of $76.1 million compared to the same period of 2023. The operating profit margin of the OEM Segment increased to 4.7 percent in the first nine months of 2024, compared to 1.3 percent for the same period in 2023, and was positively impacted by:

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
•Decreases in material costs, which positively impacted operating profit by $80.4 million compared to the same period in 2023, primarily related to lower in-bound freight costs, decreased steel prices and material sourcing strategies.
•A decrease in warranty costs, primarily due to product quality initiatives that resulted in reduced warranty claim payments, which increased operating profit by $20.6 million compared to the same period in 2023.
Partially offset by:
•Sales mix increase of lower margin products, which negatively impacted operating profit by $15.8 million compared to the same period in 2023.
Amortization expense on intangible assets for the OEM Segment was $30.4 million in the first nine months of 2024, compared to $31.2 million in the same period of 2023. Depreciation expense on fixed assets for the OEM Segment was $41.0 million in the first nine months of 2024, compared to $43.8 million in the same period of 2023.

Aftermarket Segment - Third Quarter

Net sales of the Aftermarket Segment in the third quarter of 2024 increased by $0.2 million, compared to the same period of 2023. Net sales of components in the Aftermarket Segment were as follows for the three months ended September 30:

(In thousands)	2024	2023	Change
Total Aftermarket Segment net sales	$231,036	$230,848	—%

Net sales of the Aftermarket Segment for the third quarter of 2024 were slightly higher than for the same period in 2023, primarily driven by market share gains in the automotive aftermarket, partially offset by lower volumes within the RV aftermarket, which has been negatively impacted by lower consumer discretionary spending.

Operating profit of the Aftermarket Segment was $32.1 million in the third quarter of 2024, a decrease of $2.4 million compared to the same period of 2023. The operating profit margin of the Aftermarket Segment was 13.9 percent in the third quarter of 2024, compared to 14.9 percent in the same period in 2023, and was negatively impacted by:
•Increases in production labor costs due to product mix, which negatively impacted operating profit by $3.0 million compared to the same period of 2023.
•Increased production facility costs resulting from investments to expand capacity in the automotive aftermarket over the past year, which reduced operating profit by $2.5 million.
Partially offset by:
•Decreases in material costs, which positively impacted operating profit by $1.9 million compared to the same period in 2023, primarily related to decreased steel prices, lower in-bound freight costs and material sourcing strategies.
•Pricing changes to targeted products, resulting in an increase in operating profit of $1.4 million compared to the same period in 2023.
Amortization expense on intangible assets for the Aftermarket Segment was $3.9 million in the third quarter of 2024, consistent with the same period of 2023. Depreciation expense on fixed assets for the Aftermarket Segment was $4.1 million in the third quarter of 2024, compared to $4.0 million in the same period of 2023.

Aftermarket Segment – Year to Date

Net sales of the Aftermarket Segment in the first nine months of 2024 decreased by $2.4 million, compared to the same period of 2023. Net sales of components in the Aftermarket Segment were as follows for the nine months ended September 30:

(In thousands)	2024	2023	Change
Total Aftermarket Segment net sales	$699,173	$701,616	—%

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Net sales of the Aftermarket Segment decreased during the first nine months of 2024, primarily driven by lower volumes within the RV and marine aftermarkets, which have been negatively impacted by lower consumer discretionary spending, partially offset by market share gains in the automotive aftermarket.
Operating profit of the Aftermarket Segment was $96.9 million in the first nine months of 2024, an increase of $5.2 million compared to the same period of 2023. The operating profit margin of the Aftermarket Segment was 13.9 percent in the first nine months of 2024, compared to 13.1 percent in the same period in 2023, and was positively impacted by:
•Decreases in material costs, which positively impacted operating profit by $14.5 million compared to the same period in 2023, primarily related to decreased steel prices, lower in-bound freight costs and material sourcing strategies.
•Pricing changes to targeted products, resulting in an increase in operating profit of $5.1 million compared to the same period in 2023.
Partially offset by:
•Increases in production labor costs due to product mix, which negatively impacted operating profit by $7.5 million compared to the same period of 2023.
•Increased production facility costs resulting from investments to expand capacity in the automotive aftermarket over the past year, which reduced operating profit by $5.0 million.
Amortization expense on intangible assets for the Aftermarket Segment was $11.7 million in the first nine months of 2024, compared to $11.6 million in the same period of 2023. Depreciation expense on fixed assets for the Aftermarket Segment was $12.9 million in the first nine months of 2024, compared to $12.1 million in the same period of 2023.

Interest Expense

Interest expense, net was $23.8 million for the nine months ended September 30, 2024, compared to $31.0 million in the same period of 2023. The decrease in net interest expense was primarily due to net repayments of $47.4 million on the revolving credit facility in the second half of 2023 and $1.5 million in the nine months ended September 30, 2024, principal prepayments on our Term Loan (as defined in Note 8 of the Notes to Condensed Consolidated Financial Statements) of $37.5 million in the second half of 2023 and $25.0 million in the nine months ended September 30, 2024, and interest income of $2.8 million for the nine months ended September 30, 2024, partially offset by higher global interest rates on our adjustable rate debt including the Term Loan and revolving credit facility. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

Income Taxes

The effective tax rate for the nine months ended September 30, 2024 and 2023 was 25.2 percent and 25.9 percent, respectively. The effective tax rate for the nine months ended September 30, 2024 differed from the Federal statutory rate primarily due to state taxes, foreign taxes, and non-deductible expenses, partially offset by the recognition of excess tax benefits on stock-based compensation as a component of the provision for income taxes, and Federal and Indiana research and development credits. The decrease in the effective tax rate for the nine months ended September 30, 2024 as compared to the same period in 2023 was primarily due to a reduction in effective state tax rates.

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

As of September 30, 2024, we had $161.2 million in cash and cash equivalents, and $383.1 million of availability under our revolving credit facility under the Credit Agreement (as defined in Note 8 of the Notes to Condensed Consolidated Financial Statements). We also have the ability to request an increase to the revolving and/or incremental term loan facilities by

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
up to an additional $400.0 million in the aggregate upon approval of the lenders providing any such increase and the satisfaction of certain other conditions. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

We believe the availability under the revolving credit facility under the Credit Agreement, along with our cash flows from operations, are adequate to finance our anticipated cash requirements for the next twelve months.

The Condensed Consolidated Statements of Cash Flows reflect the following for the nine months ended September 30:

(In thousands)	2024	2023
Net cash flows provided by operating activities	$263,688	$389,263
Net cash flows used in investing activities	(50,566)	(71,627)
Net cash flows used in financing activities	(117,188)	(333,447)
Effect of exchange rate changes on cash and cash equivalents	(907)	(446)
Net increase (decrease) in cash and cash equivalents	$95,027	$(16,257)

Cash Flows from Operating Activities
Net cash flows provided by operating activities were $263.7 million in the first nine months of 2024, compared to $389.3 million in the first nine months of 2023. The decrease in net cash flows provided by operating activities was primarily due to the net change in assets and liabilities, net of acquired businesses, as it used $189.8 million more cash in the first nine months of 2024 compared to the same period in 2023. The net change in assets and liabilities was partially offset by an increase in net income of $66.7 million. The primary use of cash in net assets was the increase of $102.1 million in accounts receivable due to seasonally higher sales in the first nine months of 2024. While we continued to reduce inventory in the first nine months of 2024, the larger decrease in inventory in the first nine months of 2023 was due to initiatives to reduce inventory as RV production demand slowed from record levels seen during the first half of 2022 and decreasing commodity and freight costs.
Depreciation and amortization was $96.0 million in the first nine months of 2024, and is expected to be approximately $125 to $135 million for the full year 2024. Non-cash stock-based compensation expense in the first nine months of 2024 was $14.0 million. Non-cash stock-based compensation expense is expected to be approximately $17 to $22 million for the full year 2024.

Cash Flows from Investing Activities
Cash flows used in investing activities of $50.6 million in the first nine months of 2024 were primarily comprised of $31.4 million for capital expenditures and $20.0 million for the acquisition of a business. Cash flows used in investing activities of $71.6 million in the first nine months of 2023 were primarily comprised of $50.1 million for capital expenditures and $25.9 million for the acquisitions of businesses.
Our capital expenditures are primarily for replacement and growth. Over the long term, based on our historical capital expenditures, the replacement portion has averaged approximately one to two percent of net sales, while the growth portion has averaged approximately two to three percent of net sales. However, there are many factors that can impact the actual spending compared to these historical averages. We estimate full year 2024 capital expenditures of $35 to $45 million, including investments in automation and lean projects.
Capital expenditures and acquisitions of businesses in the first nine months of 2024 were funded by cash on hand and borrowings under our Credit Agreement. Capital expenditures and any acquisitions in the remainder of fiscal year 2024 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under our revolving credit facility.

Cash Flows from Financing Activities
Cash flows used in financing activities of $117.2 million in the first nine months of 2024 were primarily comprised of payments of quarterly dividends of $80.2 million, net debt repayments of $27.9 million under our revolving credit facility, Term Loan, and other borrowings, and cash outflows of $9.1 million related to vesting of stock-based awards, net of shares tendered for payment of taxes.

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
The Credit Agreement includes both financial and non-financial covenants. The covenants dictate we shall not permit our net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At September 30, 2024, we were in compliance with all financial covenants.
We have paid regular quarterly dividends since 2016. Future dividend policy with respect to our common stock will be determined by our Board of Directors considering our prevailing financial needs, earnings, and other relevant factors, including any limitations in our debt agreements, such as maintenance of certain financial ratios.
In May 2022, our Board of Directors authorized a stock repurchase program for the purchase of up to $200.0 million of our common stock over a three-year period ending on May 19, 2025. No shares were repurchased during the nine months ended September 30, 2024 and 2023. As of September 30, 2024, there was $175.9 million remaining under the stock repurchase program.

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

RAW MATERIALS INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by us which are made from these raw materials, are influenced by demand and other factors specific to these commodities, as well as by inflationary pressures. We experienced reduced prices of these commodities in the first nine months of 2024, but prices of these commodities have historically been volatile. As a result, while we currently expect commodity prices for the remainder of the year to remain generally consistent with the third quarter of 2024, there can be no assurance that raw material costs will not increase. Please see "Results of Operations" above for additional information regarding the impact of raw material costs on our results of operations for the first nine months of 2024.

NEW ACCOUNTING PRONOUNCEMENTS

Information required by this item is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to product returns, sales and purchase rebates, accounts receivable, inventories, goodwill and other intangible assets, net assets of acquired businesses, income taxes, warranty and product recall obligations, self-insurance obligations, operating lease right-of-use assets and obligations, asset retirement obligations, long-lived assets, pension and post-retirement benefits, stock-based compensation, segment allocations, contingent consideration, environmental

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
liabilities, contingencies and litigation. We base our estimates on historical experience, other available information, and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other resources. Actual results and events could differ significantly from management estimates.

For a discussion of our critical accounting estimates, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting estimates as described in that Annual Report.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain "forward-looking statements" with respect to our financial condition, results of operations, profitability, margins, business strategies, operating efficiencies or synergies, competitive position, growth opportunities, acquisitions, plans and objectives of management, markets for the Company's common stock, the impact of legal proceedings, and other matters. Statements in this Form 10-Q that are not historical facts are "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and involve a number of risks and uncertainties.

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

LCI INDUSTRIES
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in short-term interest rates on our variable rate debt. Depending on the interest rate option selected as further described in Note 8 of the Notes to Condensed Consolidated Financial Statements, interest is charged based on an indexed rate plus an applicable margin. Assuming a hypothetical increase of 0.25 percent in the indexed interest rate (which approximates an eight percent increase of the weighted-average interest rate on our borrowings as of September 30, 2024), our results of operations would not be materially affected.
We are also exposed to changes in the prices of raw materials, specifically steel and aluminum. We have, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in steel and aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. We had no outstanding derivative instruments on commodities at September 30, 2024 and December 31, 2023.
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
As of the end of the period covered by this Form 10-Q, we performed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
b.Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LCI INDUSTRIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, we are subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2024, would not be material to our financial position or results of operations.

ITEM 1A – RISK FACTORS

There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the SEC on February 23, 2024.

ITEM 5 - OTHER INFORMATION

On August 9, 2024, James F. Gero, a member of our board of directors, entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. The trading arrangement will terminate on the earlier of August 9, 2025 or the date all shares are sold thereunder, and may be terminated earlier in the limited circumstances defined in the trading arrangement. An aggregate of up to 100,000 shares may be sold pursuant to the trading arrangement.

ITEM 6 – EXHIBITS

a)    Exhibits as required by Item 601 of Regulation S-K:

1	3.1	Amended and Restated Certificate of Incorporation of LCI Industries, conformed version that includes all amendments through May 16, 2024 (incorporated by reference to Exhibit 3.3 included in the Registrant's Form 10-Q filed on August 6, 2024).
2	3.2	Amended and Restated Bylaws of LCI Industries, effective March 9, 2023 (incorporated by reference to Exhibit 3.2 included in the Registrant's Form 10-Q filed on May 9, 2023).
3	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).
4	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).
5	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code.
6	32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code.
7	101
The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements; and (vii) information in Part II, Item 5.

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
November 7, 2024