Form 10-K
period 2024-12-31
LCI INDUSTRIES
filed 2025-02-21
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,885,436,312. The registrant has no non-voting common equity.

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (February 14, 2025), was 25,463,227 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2025 Annual Meeting of Stockholders to be held on May 15, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements, including, without limitation, those relating to the Company’s production levels, future business prospects, net sales, expenses and income (loss), capital expenditures, tax rate, cash flow, financial condition, liquidity, covenant compliance, retail and wholesale demand, integration of acquisitions, R&D investments, commodity prices, addressable markets, and industry trends, whenever they occur in this Form 10-K, are necessarily estimates reflecting the best judgment of the Company’s senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-K, the impacts of costs and availability of, and tariffs on, raw materials (particularly steel and aluminum) and other components, future pandemics, geopolitical tensions, armed conflicts, or natural disasters on the global economy and on the Company's customers, suppliers, team members, business and cash flows, pricing pressures due to domestic and foreign competition, seasonality and cyclicality in the industries to which we sell our products, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which we sell our components, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the costs, pace of, and successful integration of acquisitions and other growth initiatives, availability and costs of production facilities and labor, team member benefits, team member retention, realization and impact of expansion plans, efficiency improvements and cost reductions, the disruption of business resulting from natural disasters or other unforeseen events, the successful entry into new markets, the costs of compliance with environmental laws, laws of foreign jurisdictions in which we operate, other operational and financial risks related to conducting business internationally, and increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, warranty and product liability claims or product recalls, interest rates, oil and gasoline prices, and availability, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which we sell our components, and other risks and uncertainties discussed more fully under the caption "Risk Factors" in this Annual Report on Form 10-K, and in our subsequent filings with the Securities and Exchange Commission ("SEC"). Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

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

LCI INDUSTRIES

PART I

Item 1.    BUSINESS.

Summary

Business Focus
LCI Industries ("LCII" and collectively with its subsidiaries, the "Company," the "Registrant," "we," "us," or "our"), through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI" or "Lippert"), is a global leader in supplying engineered components to the outdoor recreation, transportation, and building products industries. In addition to serving original equipment manufacturers ("OEMs"), we also cater to aftermarket needs, selling through retail dealers, wholesale distributors, and service centers, as well as directly to consumers online.
Our operations are global in scope, supporting a diverse customer base across North America and Europe. In 2024, we generated consolidated net sales of $3.7 billion, reflecting strong demand for our broad catalog of innovative and high-quality products. Our diverse portfolio includes:
•Chassis & Suspension Solutions: Steel chassis, axles, anti-lock braking systems ("ABS"), suspension systems, and stabilizer/leveling systems (manual, electric, and hydraulic)
•Outdoor Living Systems: Awnings, slide-out mechanisms, and accessories
•Windows, Doors & Steps: Vinyl, aluminum, and frameless windows; entry, luggage, patio, and ramp doors; and electric and manual entry steps
•Interior & Appliance Solutions: Thermoformed bath and kitchen products, furniture, mattresses, tankless water heaters, air conditioners, appliances, electronic components, televisions, and sound systems
•Towing & Truck Accessories: Hitches, pin boxes, grill guards, towing electrical, and towing and truck accessories
At December 31, 2024, we operated over 110 manufacturing and distribution facilities located throughout North America and Europe, supporting key industries such as recreational vehicles ("RVs"), marine products, utility trailers, transportation, and residential and commercial construction industries. Our core manufacturing competencies include:

•Metal fabrication and welding	•Power and motion systems
•Lamination	•Electronics
•Glass fabrication	•Plastics forming
•Cut and sew
Reportable Segments
We operate in two primary segments: OEM and Aftermarket. Together, these segments leverage our manufacturing competencies, leadership expertise, customer relationships, and market insights to drive efficiencies and innovation that enable us to maintain a leadership position in the RV market while continuing to expand in adjacent industries and aftermarket channels.
OEM Segment: Our OEM Segment services leading OEMs in recreation, transportation, and housing markets. Our strategically located manufacturing and distribution facilities across North America and Europe provide efficient service to OEMs. In 2024, the OEM Segment contributed 76 percent of our consolidated net sales and 49 percent of our consolidated operating profit. Key markets served by our OEM Segment include RVs and Adjacent Industries.
•Recreational Vehicles (RVs): Sales to RV OEMs include motorhomes, travel trailers, fifth-wheel trailers, and other towables. In 2024, sales to RV OEMs were $1.7 billion, representing 61 percent of OEM Segment net sales. Major customers include Thor Industries, Inc. (symbol: THO), Forest River, Inc. (a Berkshire Hathaway company, symbol: BRKA), and Winnebago Industries (symbol: WGO), as well as other RV OEMs. We serve the RV industry by delivering high-quality components such as windows, furniture, leveling systems, awnings, and chassis, supported by innovation and strong customer relationships.
•Adjacent Industries: Sales to OEMs in adjacent industries include boats, buses, cargo and utility trailers, trucks, trains, and manufactured and modular homes. In 2024, sales to adjacent industries OEMs were $1.1 billion, representing 39 percent of OEM Segment net sales. We continue to invest in product diversification and customer partnerships to address challenges in these markets. Major customers include Brunswick Corporation (symbol: BC), Polaris Inc. (symbol: PII), Blue Bird Corporation (symbol: BLBD), Skyline Champion Corporation (symbol: SKY), and Cavco Industries, Inc. (symbol: CVCO). We serve our adjacent industries customers by delivering high-quality components such as axles, windows, furniture, windshields, and chassis for manufactured homes.
Aftermarket Segment: Our Aftermarket Segment enhances the product lifecycle for the recreation and transportation markets by offering discretionary accessories, replacement parts, and upgrades. This approach drives additional revenue, deepens customer engagement, and leverages our OEM expertise. Products are sold through retail dealers, wholesale distributors, and service centers, as well as direct-to-consumer sales through online platforms.
•Performance: In 2024, the Aftermarket Segment contributed 24 percent of our consolidated net sales and 51 percent of our consolidated operating profit. Aftermarket net sales totaled $880.8 million in 2024. Products from our subsidiary CURT Manufacturing LLC ("CURT"), a leading manufacturer of towing products and truck accessories, contributed approximately half of Aftermarket sales in both years. CURT complements our OEM markets by serving automotive, RV, marine, and trailer industries.
•Key Drivers: U.S. RV ownership reached an estimated 8.1 million households in 2025 according to Go RVing, driving demand for upgrades and replacements as owners maintain and enhance their units. Many non-critical replacement parts are purchased outside peak RV selling seasons, which can help to offset the typical seasonality of the OEM Segment. We serve our aftermarket customers by delivering high-quality components such as hitches, truck accessories, towing accessories, towing electrical, and slide toppers.
•Customer Channels, Strategy, and Support: We sell aftermarket products through retail dealers, wholesale distributors, and service centers, as well as direct-to-consumer sales through online platforms. Multiple customer care centers offer rapid responses to inquiries related to product delivery, technical support, and critical repairs, designed to minimize consumer downtime. Dedicated teams offer product, technical, and installation training, as well as marketing support for aftermarket customers.
Strategic Focus
Our strategy emphasizes profitable growth through innovation, high product quality, and enhanced customer experience. By driving organic expansion and diversifying revenue streams, we seek to maintain market leadership in the North American RV market while advancing our position in the aftermarkets and adjacent industries. Across key product categories, we hold leading market shares, providing a strong foundation for resilience and growth. Additionally, we are actively gaining share in critical markets through ongoing investment in innovation and operational excellence. We underpin this strategy with disciplined cost management, streamlining operations, and enhancing efficiency. For example, in 2023 and 2024, we consolidated certain facilities to reduce overhead and enhance margin stability. Our investments in automation and efficiency further enhance our competitive position, providing our customers with tailored solutions.

Competitive Differentiation

While barriers to entry are generally low in the industries we serve, compliance with industry standards, safety requirements, and initial capital investments are necessary to establish operations. We believe that our competitive edge lies in product quality and reliability, product innovation, price, and customer service and satisfaction. We are more than a supplier—we are an integral partner to our customers' operations. By providing precision-engineered solutions to address complex needs with high speed and quality, we continue to hold leading market share in key categories. We believe that our focus on innovation and operational efficiency can enable us to gain additional share in critical markets, further strengthening our competitive position. This unique value proposition fosters customer loyalty, creates high switching costs, and deters competitor entry. We believe that our long-standing customer relationships and proximity to key OEM customer facilities strengthen our position in the supply chain.

Raw Materials

Raw materials used across our RV and adjacent industry businesses consist primarily of steel (coil, sheet, tube, and I-beam), extruded aluminum, glass, wood, fabric, and foam, and are available from a number of sources, both domestic and foreign.

Sales and Profits

Consolidated net sales for the year ended December 31, 2024 were $3.7 billion, a decrease of one percent from consolidated net sales for the year ended December 31, 2023 of $3.8 billion. The decrease was primarily driven by decreased industry production levels in the North American marine and utility trailer markets and the European RV market, mostly offset by a seven percent increase in total North American RV wholesale shipments and sales from acquisitions. Net sales from acquisitions completed in 2023 and 2024 contributed approximately $21.4 million in 2024.
Net income for 2024 was $142.9 million, or $5.60 per diluted share, compared to net income of $64.2 million, or $2.52 per diluted share, in 2023.
In Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," we describe in detail the change in our net sales and operating profits for the OEM and Aftermarket Segments during 2024.

Customer Concentrations

Thor Industries, Inc. ("Thor"), a customer of both segments, accounted for 16 percent, 16 percent, and 23 percent of our consolidated net sales for the years ended December 31, 2024, 2023, and 2022, respectively. Berkshire Hathaway Inc. (through its subsidiaries Forest River, Inc. and Clayton Homes, Inc.), a customer of both segments, accounted for 18 percent, 15 percent, and 20 percent of our consolidated net sales for the years ended December 31, 2024, 2023, and 2022, respectively. No other customer accounted for more than 10 percent of consolidated net sales in the years ended December 31, 2024, 2023, and 2022. No customer accounted for more than 10 percent of consolidated accounts receivable, net at December 31, 2024 and 2023. International sales and export sales represented approximately 11 percent, 11 percent, and eight percent of our consolidated net sales for the years ended December 31, 2024, 2023, and 2022, respectively.

Acquisitions

During 2024, we completed one acquisition for cash consideration of $20.0 million, plus a holdback payment of $1.0 million due on the first anniversary of the acquisition. Net sales for the company acquired in this acquisition were approximately $28 million for the twelve months preceding the acquisition.

Our mergers and acquisitions strategy is focused on strategically positioning the Company for long-term growth, stability, and market leadership by diversifying beyond the RV market into high-growth markets. By acquiring companies that complement our core strengths in manufacturing, innovation, and operational efficiency, we have been able to achieve synergies, expand market share, and deliver innovative content to new and growing markets. We will continue to utilize a disciplined approach regarding acquisitions, prioritizing accretive deals that can create value for shareholders, and leveraging our expertise to optimize operations and enhance profitability across the Company.

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

Sales and Marketing

Our sales activities are related to developing new customer relationships and maintaining existing customer relationships, primarily through the quality and reliability of our products, innovation, price, customer service, and customer satisfaction. Our annual marketing and advertising expenditures were $22.3 million, $29.7 million, and $31.4 million, in 2024, 2023, and 2022, respectively.

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

Capacity

At December 31, 2024, we operated over 110 manufacturing and distribution facilities across North America and Europe. For most products, we have the ability to fill excess demand by shifting production to other facilities, usually at an increased cost. The ability to adjust capacity in certain product areas through lean manufacturing and automation initiatives, reallocation of existing resources, flexibility with second or third shifts, and/or additional capital expenditures is monitored regularly by management in an effort to achieve a high level of production efficiency and return on invested capital. We believe we have adequate capacity to meet projected demand. Capital expenditures for 2024 were $42 million, which included normal replacement expenditures along with approximately $6 million in capacity investments for operational improvements and approximately $3 million in automation investments.

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

International

International and export sales represented approximately 11 percent of consolidated net sales in each of 2024 and 2023, and eight percent in 2022. We continue to focus on developing products tailored for international recreation and transportation markets. We participate in the largest caravan and marine shows in Europe and have received positive feedback on our products. Recently, some of the product innovations we developed for European markets have gained popularity in the United States as well. Our international business development team works with customers and prospects in Europe and other international markets, assessing the dynamics of the local marketplace, building relationships with OEMs and helping introduce our existing products and develop new products for those markets, with the goal of identifying long-term growth opportunities. We target the same international product markets that we supply to in the United States, including RV, adjacent industries such as marine, cargo trailers, and high-speed trains, and the related aftermarkets. Our largest domestic customer, Thor, has a presence in the European caravan market, which provides additional business opportunities for us in Europe. We estimate the addressable market for annual net sales of our products outside of North America to be over $1.9 billion.

Intellectual Property

We hold approximately 630 United States and foreign patents and have approximately 165 patent applications pending that relate to various products we sell. We have also granted certain licenses that permit third parties to manufacture and sell products in consideration for royalty payments.

From time to time, we have received notices or claims we may be infringing certain patent or other intellectual property rights of others, and we have given notices to, or asserted claims against, others that they may be infringing certain patent or other intellectual property rights of the Company. We believe our patents are valuable and we vigorously protect our patents when appropriate.

Research and Development

We strive to be an industry leader in product innovation and are focused on developing new products, as well as improving existing products. Research and development expenditures are expensed as they are incurred. Research and development expenses were approximately $21 million, $20 million, and $26 million in 2024, 2023, and 2022, respectively.

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

Trailers produced by the Company for hauling boats, personal watercraft, snowmobiles, and equipment must comply with Federal Motor Vehicle Safety Standards ("FMVSS") promulgated by NHTSA relating to lighting, braking, wheels, tires, and other vehicle systems.

Windows and doors produced by the Company for the RV industry must comply with regulations promulgated by NHTSA governing safety glass performance, egress ability, door hinge and lock systems, egress window retention hardware, and baggage door ventilation. Windows produced by the Company for buses also must comply with FMVSS promulgated by NHTSA.

Upholstered products and mattresses produced by the Company for RVs and buses must comply with FMVSS promulgated by NHTSA regarding flammability. In addition, upholstered products and mattresses produced by the Company for RVs must comply with regulations promulgated by the Consumer Product Safety Commission regarding flammability, as well as standards for toxic chemical levels and labeling requirements promulgated by the California Office of Environmental Health Hazard Assessment. Plywood, particleboard, and fiberboard used in RV products are required to comply with standards for formaldehyde emission levels promulgated by the California Air Resources Board and adopted by the Recreation Vehicle Industry Association ("RVIA").

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

We believe we are currently operating in compliance, in all material respects, with applicable laws and regulations and have made reports and submitted information as required. We do not believe the expense of compliance with these laws and regulations, as currently in effect, will have a material effect on our operations, financial condition, or competitive position; however, there can be no assurance this trend will continue as environmental, health and safety laws, regulations, or other pertinent requirements evolve.

Human Capital

As of December 31, 2024, Lippert had approximately 11,500 full-time team members, including 10,100 in North America and 1,400 internationally. Our U.S. team members are not subject to any collective bargaining agreements, although certain international team members are covered by national labor laws. We believe relations with our team members are good.

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

Culture and Leadership Development

Our Culture and Leadership Development Team focuses on leadership development, professional and personal development, training, and corporate and community impact. This Team meets regularly with leaders and team members across the Company to develop action plans and goals focused on both personal and professional development. The Team also supports our team member engagement surveys to measure and evaluate engagement drivers and helps build specific action plans in response to the survey results to continually improve our culture and team member engagement.

We believe our future success depends on our continued ability to attract, retain, and motivate qualified team members. Our retention percentage for team members in North America for the year ended December 31, 2024 was 71 percent, consistent with our prior year retention percentage. Our Culture Index focuses on tracking leading indicators related to retention for each division in the Company.

One particularly powerful metric is the number of "dreams and goals achieved" by team members throughout the Company, with over 2,100 accomplished in 2024, ranging from establishing a healthy mindset to budgeting, saving, exercise goals, improved sleep or nutrition, and community involvement.

Community Involvement

We strive to create meaningful change and inspire a culture of giving by building positive relationships and aligning Company resources with our team members' time and talents to support the needs of our communities. In 2024, our team members logged approximately 160,000 volunteer hours, hosting more than 750 events, with 87 percent of our team members taking part (an increase from 85 percent in 2023). Through monetary donations, product donations, and company-wide fundraising events, we donated more than $1.2 million in 2024 to support the needs of our communities. We focus our efforts on children and families in need, educational programs, community health and wellness, and LCI team members in crisis.

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

We provide a well-being initiative to provide team members with resources to improve in all dimensions of their health, including physical, emotional, and financial. In early 2022, we launched the "Lippert Life" portal, a comprehensive resource to support our team members' total well-being. Nearly 50 percent of our team members used the portal to access health coaches, webinars, wellness challenges, and other tools. We also identified Wellness Ambassadors in each location to help drive our wellness initiative. In 2024, engagement in our wellness program improved to 79 percent from 67 percent in 2023. Our holistic program focuses on prevention and education and includes health coaching, biometric screenings, flu vaccinations, heart scans, and quarterly challenges. We launched a tobacco cessation campaign to support team members on their journey to quit using nicotine products. Additionally, we added walking paths in each location to encourage daily walking, and our teams tracked millions of steps during a step challenge. Furthermore, our employee assistance program offers access to mental health services and financial advisors. We also introduced a benefit that offers a network of oncology and orthopedic care at no cost to team members.

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

Our policies provide for equal employment opportunity to all team members and applicants without regard to race, color, religion, sex, sexual orientation, gender identity, pregnancy, national origin, ancestry, age, genetic information, disability, citizen status, veteran status, military service, marital status or any other legally protected category as established by federal, state, or local law. Our equal employment opportunity policy governs all employment decisions, including recruitment, hiring, job assignment, compensation, training, promotion, discipline, transfer, leave-of-absence, access to benefits, layoff, recall, termination, and other personnel matters.

Health and Safety

We maintain a work environment designed to provide a safe and healthy workplace for all team members. We focus our efforts on eliminating exposures and reducing recordable incidents, lost workdays, and life changing events. Our Total Recordable Incident Rate ("TRIR") in North America trended positively, with a decrease from 4.29 in 2023 to 3.13 in 2024. We remain focused on leadership, engagement of team members, aggressive incident investigation with root cause analysis, and focused corrective actions.

In 2023, our Facility Safety Score ("FSS") Playbook was updated to include enterprise-wide safety audits/inspections, and FSS objectives were created to take further steps toward reducing injuries across the Company. The following employee health and safety ("EHS") objectives helped guide our safety performance in 2024: (a) improve operational ownership of workplace EHS, (b) improve enterprise-wide compliance with EHS rules and requirements at the site level, (c) enhance knowledge of sustainable manufacturing mindset, and (d) improve education of workforce for relevant EHS standards and requirements.

Available Information:

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

The following table sets forth our executive officers as of December 31, 2024:

Name	Position

Jason D. Lippert	President and Chief Executive Officer
Lillian D. Etzkorn	Executive Vice President and Chief Financial Officer
Andrew J. Namenye	Executive Vice President, Chief Legal Officer, and Corporate Secretary
Ryan R. Smith	Group President – North America
Jamie M. Schnur	Group President – Aftermarket
Officers are elected annually by the Board of Directors. There are no family relationships between or among any of the executive officers or directors of the Company. Additional information with respect to the Company's directors is included in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2025.

JASON D. LIPPERT (age 52) became Chief Executive Officer of the Company effective May 10, 2013, and has been Chief Executive Officer of Lippert Components since February 2003. Effective May 23, 2019, Mr. Lippert also became President of the Company. Mr. Lippert has over 29 years of experience with the Company and has served in a wide range of leadership positions.

LILLIAN D. ETZKORN (age 56) joined the Company in April 2023 and serves as Executive Vice President and Chief Financial Officer of the Company. Prior to joining the Company, she served in multiple financial leadership roles, including Chief Financial Officer at Covia, Shiloh Industries, and CPI Card Group. Additionally, she has held various senior finance positions at Dana Incorporated and Ford Motor Company.

ANDREW J. NAMENYE (age 44) joined the Company in September 2017 and has been Chief Legal Officer and Corporate Secretary since November 2017. Effective March 12, 2020, Mr. Namenye also became an Executive Vice President of the Company. Prior to joining the Company, he held roles in senior level positions at Thor Industries, Inc. and All American Group, Inc. (f/k/a Coachmen Industries), and practiced law at Barnes & Thornburg LLP.

RYAN R. SMITH (age 41) became Group President – North America of the Company in May 2020. Previously, he served as Senior Vice President of Sales and Operations of the Company beginning in August of 2018. Mr. Smith has over 18 years of experience with the Company and has served in a wide range of leadership positions with Lippert Components.

JAMIE M. SCHNUR (age 53) became Group President – Aftermarket of the Company in May 2020. Previously, he served as Chief Administrative Officer of the Company beginning in May 2013. Mr. Schnur has over 28 years of experience with the Company and has served in a wide range of leadership positions with Lippert Components.

Other Officers

KIP A. EMENHISER (age 51) joined the Company in January 2017 and has been Treasurer since March 2022, Vice President of Finance since September 2019, and our principal accounting officer since March 2017. Prior to joining the Company, he held various roles including Senior Vice President of Finance, Chief Accounting Officer, and Vice President and Corporate Controller at Press Ganey Associates, Inc. Mr. Emenhiser is a Certified Public Accountant.

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

The RV, recreational boat, and other markets where we sell many of our products or where our products are used, have been characterized by cycles of growth and contraction in consumer demand, often because the purchase of such products is viewed as a consumer discretionary purchase. A number of factors have in the past, and could continue to, negatively impact consumer demand, production levels, shipments, sales, and operating results, including credit availability, consumer confidence, employment rates, prevailing interest rates, inflation, fuel prices, and other economic conditions affecting consumer demand and discretionary consumer spending, as well as demographic and political changes. For example, during 2024, we experienced lower marine, utility trailer, and motorhome OEM volumes resulting from, in part, the negative impacts of inflation and elevated interest rates on consumers' discretionary spending. The declines in these industry volumes compared to 2023 had an adverse impact on our results. Further, consumer purchases of discretionary items historically tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may lead to declines in sales and slow our long-term growth expectations.

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

Fuel shortages, and substantial increases in the price of fuel, have had an adverse effect on the RV industry as a whole in the past, and could again in the future. Travel trailer and fifth-wheel RVs, components for which represented approximately 53 percent of our OEM Segment net sales in 2024, are usually towed by light trucks or SUVs. Generally, these vehicles use more fuel than automobiles, particularly while towing RVs or other trailers. High prices for gasoline, or anticipation of potential fuel shortages, can affect consumer use and purchase of light trucks and SUVs, which could result in reduced demand for travel trailer and fifth-wheel RVs, and therefore reduced demand for our products.

Risks Related to our Business, Operations and Strategy

A significant percentage of our sales are concentrated in the RV industry and declines in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs could reduce demand for our products and adversely impact our operating results and financial condition.

In 2024, the OEM Segment represented 76 percent of our consolidated net sales and 49 percent of consolidated segment operating profit. Approximately 53 percent of our OEM Segment net sales in 2024 were from products to manufacturers of travel trailer and fifth-wheel RVs. While we measure our OEM Segment sales against industry-wide wholesale shipment statistics, the underlying health of the RV industry is determined by retail demand. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence. Declines in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs could reduce demand for our products and adversely affect our operating results and financial condition.

The loss of any key customer, or a significant reduction in purchases by such customers, could have an adverse material impact on our operating results.

Two customers of both the OEM Segment and the Aftermarket Segment accounted for a combined 34 percent of our consolidated net sales in 2024. The loss of either of these customers or other significant customers, or a substantial reduction in sales to any such customer, would have an adverse material impact on our operating results and financial condition. In addition, we generally do not have long-term agreements with our customers and cannot predict that we will maintain our current relationships with these customers or that we will continue to supply them at current levels.

Volatile raw material costs could adversely impact our financial condition and operating results.

Steel and aluminum represented approximately 30 percent and 10 percent, respectively, of our raw material costs in 2024. The prices of these, and other key raw materials, have historically been volatile and can fluctuate dramatically with changes in the global demand and supply for such products.

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

In 2024, we imported, or purchased from suppliers who imported, approximately 35 percent of our raw materials and components. Consequently, we rely on the free flow of goods through open and operational ports and on a consistent basis for a significant portion of our raw materials and components. Adverse geopolitical conditions, such as increased tariffs or import duties, trade embargoes, the heightened tensions between China and Taiwan, inclement weather, natural disasters, epidemics, public health crises, war, terrorism, or labor disputes at various ports or otherwise adversely impacting our suppliers create significant risks for our business, particularly if these conditions or disputes result in work slowdowns, lockouts, strikes, facilities closures, supply chain interruptions, or other disruptions, and could have an adverse impact on our operating results if we are unable to fulfill customer orders or are required to accumulate excess inventory or find alternate sources of supply, if available, at higher costs.

The raw materials and components used in the manufacture of Furrion Holdings Limited ("Furrion") products are provided by a small group of suppliers that are principally located in China. If those raw materials or components become unavailable or their supply is interrupted or delayed, we may not be able to identify alternative sources in a timely or cost-effective manner, or at all. Further, as a result of our acquisitions of Furrion in 2021 and Way Interglobal Network LLC ("Way") in 2022, the portion of our raw materials and components that are exported from their country of origin has increased, which could heighten the risks set forth in the immediately preceding paragraph, including in particular increased tariffs or import duties.

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

External events, such as epidemic outbreaks, terrorist attacks, or disruptive political events could adversely affect our business and result in lower sales. In the event that one of our manufacturing or distribution facilities was affected by any such event, we could be forced to shift production to one of our other facilities, which we may not be able to do effectively or at all, or to cease operations. Although we maintain insurance for damage to our property and disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore, may adversely affect our net sales and operating results. Any disruption or delay at our manufacturing or distribution facilities or customer care centers could impair our ability to meet the demands of our customers, and our customers may cancel orders with us or purchase products from our competitors, which could adversely affect our business and operating results.

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

Our facilities may be affected by natural disasters, such as tornadoes, hurricanes, fires, floods, earthquakes, and unusual weather conditions exacerbated by the effects of climate change. Natural phenomena with unpredictable destructive force, such as severe snowstorms, droughts, and flooding, may generate liabilities not sufficiently covered by our contingency plans and insurances. As we operate globally, these natural disasters can have a significant negative impact on our supply chain channels.

We have entered new markets in an effort to enhance our growth potential, and uncertainties with respect to these new markets could impact our operating results.

Our ability to expand our market share for our products that are used as components for RVs is limited. We have made investments in an effort to expand the sale of our products in adjacent industries, such as boats, buses, trucks, and trains, where we may have less familiarity with OEM or consumer preferences and could encounter difficulties in attracting customers due to a reduced level of familiarity with our brands. We have also made investments to expand the sale of our products in the aftermarket of our industries and to international markets and export sales of our products. These investments involve significant resources, put a strain on our administrative, operational, and financial capabilities and carry a risk of failure. Limited operating experience or limited brand recognition in new markets may limit our business expansion strategy. Lack of demand for our products in these markets or competitive pressures requiring us to lower prices for our products could adversely impact our business growth in these markets and our results of operations.

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

Our international operations subject us to additional operational and financial risks.

We have gradually grown sales overseas through international opportunities. Thirteen of our acquisitions since 2016 are headquartered in Europe or have international operations and customers.

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

We are dependent on the knowledge, experience, and skill of our leadership team. The loss of the services of one or more key managers or the failure to attract or retain qualified managerial, technical, sales and marketing, operations and customer care staff could impair our ability to conduct and manage our business and execute our business strategy, which would have an adverse effect on our business, financial condition and results of operations. Further, any leadership transitions can be inherently difficult to manage, may result in operational inefficiencies, and impact our ability to retain and hire other key members of management.

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

Further, foreign, federal, state, and local regulatory and legislative bodies have adopted or proposed various legislative and regulatory measures relating to climate change, regulating greenhouse gas emissions, and energy policies. Such measures could impose significant costs on us and our suppliers and customers, including increased cost of materials and natural resources, sources and supply of energy, capital equipment, environmental monitoring and reporting, or other costs to comply with such regulations. Climate change regulation combined with public sentiment could result in reduced demand for products that use our components, higher fuel prices, or carbon taxes, all of which could materially adversely affect our business. Due to uncertainty in the regulatory and legislative processes, as well as the scope of such requirements and initiatives, we cannot currently determine the effect such legislation and regulation may have on our business, results of operations and financial condition.

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

These laws may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

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

A portion of our total assets as of December 31, 2024 was comprised of goodwill, intangible assets, and other long-lived assets. At least annually, we review goodwill and indefinite-lived intangibles for impairment. Long-lived assets, identifiable intangible assets, and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Our determination of future cash flows, future recoverability, and fair value of our long-lived assets includes significant estimates and assumptions. Changes in those estimates or assumptions or lower than anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. Any such charge could adversely affect our operating results and financial condition.

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

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, curtailing spend, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

In the last three fiscal years, the Company has not experienced any material cybersecurity incidents, and expenses incurred from cybersecurity incidents were immaterial. However, we are subject to ongoing risks from cybersecurity threats that could materially affect us, including our business strategy, results of operations or financial condition, as further described in Item 1A. Risk Factors - "Risks Related to our Business, Operations and Strategy."

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

Our team of cybersecurity professionals is led day-to-day by our Vice President of Global Information Security who reports to our Chief Information Officer. Our Vice President of Global Information Security has over 20 years of experience in IT operations and cybersecurity leadership and is a Certified Information Systems Security Professional (CISSP). The Vice President of Global Information Security also serves on our Enterprise Risk and Compliance Committee where leaders from across the Company discuss cyber risk and other risk matters. The cybersecurity team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants.

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

Item 2.    PROPERTIES.

Our manufacturing operations are conducted at facilities that are used for both manufacturing and distribution. Many of the properties manufacture and warehouse products sold through both the OEM Segment and Aftermarket Segment and are included in the OEM Segment in the table below. We believe that substantially all of our properties are in generally good condition and there is sufficient capacity to meet current and projected manufacturing and distribution requirements. In addition, we maintain administrative facilities used for corporate and administrative functions. Our primary administrative offices are located in Elkhart, Indiana. Total administrative space company-wide aggregates approximately 500,000 square feet. At December 31, 2024, our key property holdings are summarized in the following table:

Segment	Type	North America Facilities	Europe Facilities	Total Facilities	Owned Facilities
OEM	Manufacturing (a)	67	24	91	33
	Other (b)	20	2	22	8
Aftermarket	Manufacturing (a)	11	—	11	2
	Other (b)	16	—	16	3
Total		114	26	140	46
(a)    Includes multi-activity sites which are predominately manufacturing
(b)    Includes engineering, administrative, and distribution locations

Item 3.    LEGAL PROCEEDINGS.

In the normal course of business, we are subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided for in the Consolidated Balance Sheet as of December 31, 2024, would not be material to our financial position or annual results of operations.

Item 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market and Stockholders

As of February 14, 2025, there were 197 holders of the Company's common stock, in addition to beneficial owners of shares held in broker and nominee names. Our common stock trades on the New York Stock Exchange under the symbol "LCII".

The table and related information required for the Equity Compensation Plan is incorporated by reference from the information contained under the caption "Equity Compensation Plan Information" in our 2025 Proxy Statement.

Dividends and Share Repurchases

See Note 13 - Stockholders' Equity of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion regarding dividends and share repurchases. There were no share repurchases in the year ended December 31, 2024.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations generally discusses 2024 and 2023 items and year-over-year comparisons between 2024 and 2023. A detailed discussion of 2022 items and year-over-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024.

We are a global leader in supplying engineered components to the outdoor recreation, transportation, and building products industries. In addition to serving original equipment manufacturers ("OEMs"), we also cater to aftermarket needs, selling through retail dealers, wholesale distributors, and service centers, as well as directly to consumers online.

Sales and Profit - OEM and Aftermarket Segments

We have two reportable segments, the OEM Segment and the Aftermarket Segment. At December 31, 2024, we operated over 110 manufacturing and distribution facilities located throughout North America and Europe. Net sales and operating profit were as follows for the years ended December 31:

Sales and Operating Profit by Segment and in Total (In thousands)	2024	2023
Net sales:
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,514,578	$1,358,853
Motorhomes	233,066	269,356
Adjacent Industries OEMs	1,112,806	1,275,533
Total OEM Segment net sales	2,860,450	2,903,742
Aftermarket Segment:
Total Aftermarket Segment net sales	880,758	881,066
Total net sales	$3,741,208	$3,784,808

Operating profit[1]:
OEM Segment	$107,081	$17,361
Aftermarket Segment	111,156	106,067
Total operating profit	$218,237	$123,428

Sales and Operating Profit by Segment as a Percent of Total	2024	2023
Net sales:
OEM Segment	76%	77%
Aftermarket Segment	24%	23%
Total net sales	100%	100%

Operating profit[1]:
OEM Segment	49%	14%
Aftermarket Segment	51%	86%
Total segment operating profit	100%	100%

Operating Profit Margin by Segment	2024	2023
OEM Segment	3.7%	0.6%
Aftermarket Segment	12.6%	12.0%
1 Corporate expenses are allocated between the segments based upon net sales.
Operating profit margins in 2024 were impacted by a number of factors, as further described below under “Results of Operations – Year Ended December 31, 2024 Compared to Year Ended December 31, 2023.”

Reportable Segments: Our two reportable segments consist of the OEM Segment and the Aftermarket Segment. Our OEM Segment drives innovation and manufacturing expertise, serving leading OEMs in recreation, transportation, and housing markets. Our Aftermarket Segment enhances the product lifecycle for the recreation and transportation markets by offering discretionary accessories, replacement parts, and upgrades. This approach drives recurring revenue, deepens customer engagement, and leverages our OEM expertise.
OEM Segment: Manufactures and distributes a broad array of engineered components for the leading OEMs of RVs and adjacent industries, including boats; buses; trailers used to haul boats, livestock, equipment and other cargo; trucks; trains; manufactured homes; and modular housing.
Aftermarket Segment: Supplies many of our engineered components to the related aftermarket channels of the recreation and transportation markets, primarily to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. The Aftermarket Segment also includes biminis, covers, buoys, and fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, tankless water heaters, and the sale of replacement glass and awnings to fulfill insurance claims.
See Part I, Item 1, "Business - Reportable Segments" for more detail on our reportable segments.
Diversification Strategy: Over the past several years, we have diversified our portfolio beyond the RV OEM market into marine, building products, transportation, international, and aftermarket sectors. Leveraging our manufacturing competencies in other industries can accelerate profitable growth and help to mitigate seasonal and cyclical market risk. For example, within our Aftermarket Segment, many of the optional upgrades and non-critical replacement parts for RVs are purchased outside the normal product selling season, thereby causing certain sales within this segment to be counter-seasonal.

Approximately 57 percent and 61 percent of net sales for the years ended December 31, 2024 and 2023, respectively, were generated outside of the North American RV OEM market, providing a balanced foundation for continued growth.

Industry Background

OEM Segment - North American Recreational Vehicle Industry: RVs are designed as temporary living quarters for recreational, camping, travel, or seasonal use. They can be either motorized, such as motorhomes, or towable, including travel trailers, fifth-wheel trailers, folding camping trailers, and truck campers. The RV industry generally follows a predictable annual sales cycle that starts after the annual fall "Open House" in Elkhart, Indiana:

•October - March: Dealers build inventory, leading wholesale shipments to historically outpace retail sales.

•April - September: Retail sales typically exceed wholesale shipments, driven by spring and summer demand.

In 2024, Recreation Vehicle Industry Association ("RVIA") data shows U.S. wholesale shipments of travel trailers and fifth-wheel RVs, the Company's primary market, increased 13 percent to 291,600 units compared with 2023. Retail demand decreased 6 percent to 307,000 units compared with 2023, reflecting a partial stabilization from the sharp declines of prior years. However, inflation and elevated interest rates continued to pressure consumer discretionary spending, dampening demand. Retail registration data is often revised upward in subsequent months due to reporting delays.

While we track our OEM Segment RV sales against wholesale shipment statistics, the health of the RV industry is ultimately determined by retail demand. The table below highlights trends in wholesale shipments, retail sales, and dealer inventory adjustments for travel trailers and fifth-wheel RVs, as reported by Statistical Surveys, Inc. ("Statistical Surveys").

	Wholesale		Retail		Estimated Unit Impact on Dealer Inventories
	Units	Change	Units	Change
Year ended December 31, 2024	291,600	13%	307,000	(6)%	(15,400)
Year ended December 31, 2023	259,100	(39)%	327,000	(16)%	(67,900)
Year ended December 31, 2022	421,700	(21)%	389,700	(22)%	32,000

Motorhomes, another key RV category, experienced a significant 24 percent decline in wholesale shipments to 34,900 units in 2024, while retail demand fell 12 percent, according to RVIA data.

OEM Segment - Adjacent Industries: LCI's expertise in RV components extends to adjacent industries, including boats, buses, trailers, trucks, trains, manufactured homes, and modular housing. These adjacent industries offer significant growth opportunities, including by helping us leverage our established relationships with OEMs that often operate in multiple sectors. While the potential content per unit we may supply to adjacent industries varies across these markets, and is different than RVs, they represent meaningful diversification opportunities. Key adjacent industries and the annual retail units sold of each include:

•Enclosed trailers: According to Statistical Surveys, approximately 191,900 units were sold in 2024, down from 200,800 in 2023 and 213,800 in 2022.
•Boats: Statistical Surveys also reported approximately 245,800 units were sold in 2024, compared to 269,100 in 2023 and 270,900 in 2022. Pontoon boats, a subset of this market, sold 53,600 units in 2024, compared to 61,300 in 2023 and 62,700 in 2022.
•School buses. According to School Bus Fleet, sales decreased to 40,300 units in 2024, down from 41,200 in 2023 and 40,600 in 2022.

•Manufactured housing. According to the Institute for Building Technology and Safety, wholesale shipments totaled 102,600 units in 2024, up from 89,200 in 2023 but down from 112,900 in 2022.

Aftermarket Segment: Our Aftermarket Segment enhances the product lifecycle for the recreation and transportation markets by offering discretionary accessories, replacement parts, and upgrades through various channels, including retail dealers, wholesale distributors, and service centers, as well as direct-to-consumer platforms. These products support recreation and transportation markets, addressing both routine maintenance needs and customer-driven enhancements.

We also provide comprehensive customer support through multiple customer care centers, offering rapid responses to inquiries related to technical support, product delivery, and critical repair, designed to minimize consumer downtime. Dedicated teams deliver product, technical, and installation training, as well as marketing assistance, to enhance customer engagement and satisfaction.

Aftermarket offerings span a diverse product portfolio, including:

•Marine Products: Biminis, covers, buoys, and fenders.

•Recreation and Transportation Accessories: Towing products, truck accessories, replacement glass, and awnings.

•Core Systems: Appliances, air conditioners, televisions, sound systems, and tankless water heaters.

Aftermarket sales are influenced by seasonal trends, with many non-critical upgrades and replacement parts purchased outside peak selling periods, creating certain counter-seasonal demand.

Market Dynamics: The U.S. RV ownership base, which reached a record 8.1 million households in 2025 (Go RVing), drives robust demand for aftermarket products. Owners seek to enhance and maintain their units, replacing components that experience normal wear and tear. This vibrant and growing market represents a key driver of our Aftermarket Segment’s performance.

Strategic Expansion: We have strategically expanded our Aftermarket Segment through acquisitions that strengthen our product portfolio and market reach, including Curt Manufacturing LLC and Kaspar Ranch Hand Equipment, LLC.

CURT Manufacturing LLC: Acquired in 2019, CURT is a leading manufacturer of towing products and truck accessories, complementing our OEM markets. CURT contributed approximately 50% of Aftermarket Segment net sales in both 2024 and 2023, selling 1,061,000 hitches in 2024, up from 910,000 in 2023.

Kaspar Ranch Hand Equipment, LLC: Acquired in 2021, Ranch Hand broadened our offerings with custom bumpers, grill guards, and steps for the automotive aftermarket, reinforcing our position in complementary markets.

RESULTS OF OPERATIONS

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Consolidated Summary

•Consolidated net sales for 2024 were $3.7 billion, 1 percent lower than consolidated net sales for 2023 of $3.8 billion. The decrease was primarily driven by decreased industry production levels in the North American marine and utility trailer markets and the European RV market, mostly offset by a 7 percent increase in total North American RV wholesale shipments and sales from acquisitions. Net sales from acquisitions completed in 2023 and 2024 contributed approximately $21.4 million in 2024.
•Net income for 2024 was $142.9 million, or $5.60 per diluted share, compared to net income of $64.2 million, or $2.52 per diluted share, for 2023.
•Consolidated operating profit during 2024 was $218.2 million compared to $123.4 million in 2023. Operating profit margin was 5.8 percent in 2024 compared to 3.3 percent in 2023. The increase was primarily due to decreases in material, freight, and warranty costs.

•The cost of steel and aluminum consumed in certain of our manufactured components decreased in 2024 compared to 2023. Raw material costs are subject to continued fluctuation and impact certain contractual selling prices which are indexed to select commodities.
•The effective tax rate of 24.5 percent for 2024 was higher than the prior year, primarily due to tax adjustments as discussed below under "Income Taxes."
•Interest expense, net in 2024 was $28.9 million compared to $40.4 million in 2023. The decrease was primarily due to net repayments of indebtedness of $89.2 million in 2024 and interest income of $5.1 million earned on cash and cash equivalent balances in 2024.
•In 2024, we paid quarterly dividends aggregating $4.30 per share, or $109.5 million.

OEM Segment

Net sales of the OEM Segment in 2024 decreased 1 percent, or $43.3 million, compared to 2023. Net sales of components to OEMs were to the following markets for the years ended December 31:

(In thousands)	2024	2023	Change
RV OEMs:
Travel trailers and fifth-wheels	$1,514,578	$1,358,853	11%
Motorhomes	233,066	269,356	(13)%
Adjacent Industries OEMs	1,112,806	1,275,533	(13)%
Total OEM Segment net sales	$2,860,450	$2,903,742	(1)%
According to the RVIA, industry-wide wholesale shipments for the years ended December 31 were:

	2024	2023	Change
Travel trailer and fifth-wheel RVs	291,600	259,100	13%
Motorhomes	34,900	45,900	(24)%
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

Content per:	2024	2023	Change
Travel trailer and fifth-wheel RV	$5,097	$5,058	1%
Motorhome	$3,742	$3,506	7%
Our average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by changes in selling prices for our products, market share gains, and acquisitions. The increase in travel trailer and fifth-wheel content in 2024 compared to 2023 was driven primarily by market share gains and alignment in wholesale unit production and shipments, compared to wholesale unit shipments outpacing production as a result of inventory de-stocking efforts in 2023, partially offset by an increasing shift in unit mix towards lower content single axle travel trailers and pricing decreases indexed to commodity and freight indices.

Our increase in net sales to RV OEMs during 2024 was driven by a 13 percent increase in wholesale shipments of travel trailers and fifth wheel units and market share gains, partially offset by a 24 percent decrease in motorhome wholesale shipments and a shift in unit mix towards lower content single axle travel trailers.

Our decrease in net sales to OEMs in Adjacent Industries during 2024 was primarily due to lower sales to North American marine and utility trailer OEMs, driven by current dealer inventory levels, inflation, and elevated interest rates impacting retail consumers. North American marine OEM sales totaled $245.6 million, down 30% from 2023.

Operating profit of the OEM Segment was $107.1 million in 2024, an increase of $89.7 million compared to 2023. The operating profit margin of the OEM Segment increased to 3.7 percent in 2024 compared to 0.6 percent in 2023, and was positively impacted by:
•Decreases in material costs, which positively impacted operating profit by $97.8 million compared to 2023, primarily related to lower in-bound freight costs, decreased steel prices, and material sourcing strategies.
•A decrease in warranty costs, primarily due to product quality initiatives that resulted in reduced warranty claim payments, which increased operating profit by $28.0 million compared to 2023.
Partially offset by:
•Sales mix increase of lower margin products, which negatively impacted operating profit by $12.1 million compared to 2023.
•Decreases in selling prices, which negatively impacted operating profit by $9.0 million related to prices contractually tied to indices of select commodities and $2.0 million related to targeted products.
Amortization expense on intangible assets for the OEM Segment was $39.8 million in 2024, compared to $41.6 million in 2023. Depreciation expense on fixed assets for the OEM Segment was $53.5 million in 2024, compared to $58.4 million in 2023.

Aftermarket Segment

Net sales of the Aftermarket Segment in 2024 were consistent with 2023. Net sales of components in the Aftermarket Segment were as follows for the years ended December 31:

(In thousands)	2024	2023	Change
Total Aftermarket Segment net sales	$880,758	$881,066	—%
Our net sales to the Aftermarket Segment included lower volumes within the RV and marine aftermarkets, mostly offset by market share gains within the automotive aftermarket.

Operating profit of the Aftermarket Segment was $111.2 million in 2024, an increase of $5.1 million compared to 2023. The operating profit margin of the Aftermarket Segment was 12.6 percent in 2024, compared to 12.0 percent in 2023, and was positively impacted by:
•Decreases in material costs, which positively impacted operating profit by $16.8 million compared to 2023, primarily related to decreased steel prices, lower in-bound freight costs, product mix, and material sourcing strategies.
•Pricing changes to targeted products, resulting in an increase in operating profit of $5.1 million compared to 2023.
Partially offset by:
•Increases in production labor costs due to product mix, which negatively impacted operating profit by $10.2 million compared to 2023.
•Increased production facility costs resulting from investments to expand capacity in the automotive aftermarket over the past year, which reduced operating profit by $6.4 million.
Amortization expense on intangible assets for the Aftermarket Segment was $15.5 million in 2024, consistent with 2023. Depreciation expense on fixed assets for the Aftermarket Segment was $16.9 million in 2024, compared to $16.3 million in 2023.

Interest Expense

Interest expense, net was $28.9 million in 2024, compared to $40.4 million in 2023. The decrease in net interest expense was primarily due to net repayments on our revolving credit facility, principal payments on the Term Loan (as defined in Note 9 of the Notes to Consolidated Financial Statements), and $5.1 million of interest income earned on investments in money market mutual funds, partially offset by higher global interest rates early in 2024 on our adjustable rate Term Loan and revolving credit facility. We prepaid $35.0 million of principal on the Term Loan during 2024. These prepayments were applied to pay in full the scheduled principal amortization payments due through March 31, 2026. See Note 9 of the Notes to Consolidated Financial Statements for a description of our credit facilities.

Income Taxes

The effective income tax rate for 2024 was 24.5 percent compared to 22.7 percent in 2023. The higher effective tax rate for 2024 was primarily due to increases in non-deductible executive compensation expenses and increases in the state effective tax rate. We estimate the 2025 effective income tax rate will be approximately 24 to 26 percent.

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

As of December 31, 2024, we had $165.8 million in cash and cash equivalents, and $452.5 million of availability under our revolving credit facility under the Credit Agreement (as defined in Note 9 of the Notes to Consolidated Financial Statements). We also have the ability to request an increase to the revolving and/or incremental term loan facilities by up to an additional $400.0 million in the aggregate upon approval of the lenders providing any such increase and the satisfaction of certain other conditions. See Note 9 of the Notes to Consolidated Financial Statements for a description of our credit facilities.
We believe the availability under the revolving credit facility under the Credit Agreement, along with our cash flows from operations, are adequate to finance our anticipated cash requirements for the next twelve months.
The Consolidated Statements of Cash Flows reflect the following for the years ended December 31:

(In thousands)	2024	2023
Net cash flows provided by operating activities	$370,284	$527,229
Net cash flows used in investing activities	(61,098)	(83,748)
Net cash flows used in financing activities	(208,221)	(426,184)
Effect of exchange rate changes on cash and cash equivalents	(1,366)	1,361
Net increase in cash and cash equivalents	$99,599	$18,658

Discussion - Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Cash Flows from Operations

Net cash flows provided by operating activities were $370.3 million in 2024, compared to $527.2 million in 2023. The decrease in net cash flows provided by operating activities was primarily due to the decrease in inventory in 2023 of $235.3 million driven by decreasing commodity costs and initiatives to reduce inventory levels, compared to the decrease in inventories in 2024 of $46.3 million. The decrease in net cash flows provided by operating activities was partially offset by the $78.7 million increase in net income in 2024 compared to 2023.

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

Depreciation and amortization was $125.7 million and $131.8 million in 2024 and 2023, respectively, and is expected to be approximately $115 to $125 million in 2025. Non-cash stock-based compensation expense was $18.7 million and $18.2 million in 2024 and 2023, respectively, and is expected to be approximately $18 to $23 million in 2025.

Cash Flows from Investing Activities
Cash flows used in investing activities of $61.1 million in 2024 were primarily comprised of $42.3 million for capital expenditures and $20.0 million for a business acquisition. Cash flows used in investing activities of $83.7 million in 2023 were primarily comprised of $62.2 million for capital expenditures and $25.9 million for the acquisition of businesses.
Our capital expenditures are primarily for replacement and growth. Over the long term, based on our historical capital expenditures, the replacement portion has averaged approximately one to two percent of net sales, while the growth portion has averaged approximately two to three percent of net sales. However, there are many factors that can impact the actual spending compared to these historical averages. We estimate 2025 capital expenditures (excluding any potential business combinations) of $50 to $70 million, including investments in automation and lean projects, which we expect to fund with cash flows from operations or periodic borrowings under the revolving credit facility as needed.
The 2024 capital expenditures and acquisitions were funded by cash generated from operations and borrowings under our Credit Agreement. Capital expenditures and acquisitions in 2025 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under our revolving credit facility.
Cash Flows from Financing Activities
Cash flows used in financing activities of $208.2 million in 2024 were primarily comprised of payments of quarterly dividends of $109.5 million, $52.5 million in net repayments under our revolving credit facility, $36.7 million in repayments under our Term Loan and other borrowings, and cash outflows of $9.2 million related to vesting of stock-based awards, net of shares tendered for payment of taxes. Included in the repayments under our Term Loan were $35.0 million of principal prepayments in 2024. These prepayments were applied to pay in full the scheduled principal amortization payments due through March 31, 2026.
Cash flows used in financing activities of $426.2 million in 2023 were primarily comprised of $215.9 million in net repayments under our revolving credit facility, payments of quarterly dividends of $106.3 million, $61.1 million in repayments under our Term Loan and other borrowings, $31.9 million related to payment of contingent consideration and holdbacks related to acquisitions, and cash outflows of $9.6 million related to vesting of stock-based awards, net of shares tendered for payment of taxes.
The Credit Agreement includes both financial and non-financial covenants. The covenants dictate that we shall not permit our net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At December 31, 2024, we were in compliance with all applicable financial covenants and expect to remain in compliance for the next twelve months.
We have paid regular quarterly dividends since 2016. Future dividend policy with respect to our common stock will be determined by our Board of Directors in light of our prevailing financial needs, earnings, and other relevant factors, including any limitations in our debt agreements, such as maintenance of certain financial ratios. In May 2022, our Board of Directors authorized a stock repurchase program for the purchase of up to $200.0 million of our common stock over a three-year period ending on May 19, 2025. Under this stock repurchase program, we purchased 253,490 shares at a weighted average price of $94.89 per share, totaling $24.1 million, during the year ended December 31, 2022. No shares were repurchased during the years ended December 31, 2024 and 2023. See Note 13 of the Notes to Consolidated Financial Statements for additional information related to our dividend and share repurchase programs.

Future Cash Requirements
The following table summarizes our material estimated future cash requirements under our contractual obligations for indebtedness and operating leases at December 31, 2024, in total and disaggregated into current (payable in 2025) and long-term (payable after 2025) obligations.

(In thousands)	Total	Current	Long-Term
Total indebtedness (a)	$761,274	$423	$760,851
Interest on indebtedness (a)	41,483	22,869	18,614
Operating leases (b)	314,527	52,407	262,120
Total	$1,117,284	$75,699	$1,041,585
a.See Note 9 of the Notes to Consolidated Financial Statements for additional information regarding the maturities of debt principal. Interest payments on our indebtedness are calculated using the outstanding balances and interest rates in effect on December 31, 2024.
b.See Note 11 of the Notes to Consolidated Financial Statements for additional information regarding the maturity of our lease obligations under operating leases. Our finance leases were not material at December 31, 2024.
Retirement and Other Benefit Plans
We consider various factors when making funding decisions, such as regulatory requirements, actuarially determined minimum contribution requirements, and contributions required to avoid benefit restrictions for defined benefit pension plans. For the year ended December 31, 2024, we made discretionary matching contributions of $11.6 million to our defined contribution 401(k) profit sharing plan. We expect to make matching contributions to our defined contribution 401(k) profit sharing plan in 2025 at a level similar to 2024; however, these contributions are discretionary and subject to change. See Note 8 of the Notes to Consolidated Financial Statements for further information related to our retirement and other benefit plans.

CORPORATE GOVERNANCE

We are in compliance with the corporate governance requirements of the SEC and the New York Stock Exchange. Our governance documents, committee charters, and key practices have been posted to the "Investors" section of our website (www.lci1.com) and are updated periodically. The website also contains, or provides direct links to, all SEC filings, press releases and investor presentations. We have also established a Whistleblower Policy, which includes a toll-free hotline (800-461-9330) to report complaints about our accounting, internal controls, auditing matters or other concerns. The Whistleblower Policy and procedure for complaints can be found on our website (www.lci1.com).

CONTINGENCIES

Additional information required by this item is included under Item 3 of Part I of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which requires certain estimates and assumptions to be made that affect the amounts and disclosures reported in those financial statements and the related accompanying notes. Actual results could differ from these estimates and assumptions. While our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements, the following discussion addresses our most critical accounting estimates, which are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. Management has discussed the development and selection of its critical accounting estimates with the Audit Committee of the Company’s Board of Directors, and the Audit Committee has reviewed the disclosure presented below relating to the critical accounting estimates.

Warranty

We provide warranty terms based upon the type of product sold. We use historical warranty costs, claim lag, sales, and current trends of repair costs as assumptions and inputs into our model to estimate future warranty claims and the associated warranty accrual. The accounting for warranty accruals requires us to make assumptions and judgments, and to the extent actual results differ from original estimates, adjustments to recorded accruals may be required. For further information on our warranty accrual, including a roll-forward of changes in the accrual, see Note 7 of the Notes to Consolidated Financial Statements.

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

INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by us which are made from these raw materials, are influenced by demand and other factors specific to these commodities, as well as by inflationary pressures. Prices of these commodities have historically been volatile, and over the past few months prices have continued to fluctuate. Overall, we experienced reduced prices of these commodities in 2024, and at this time, we expect commodity prices to be generally stable in 2025; however, recent tariff activity could have an adverse impact. Please see "Results of Operations" above for additional information regarding the impact of raw material costs on our results of operations for the year ended December 31, 2024.

While we experienced deflation in the prices of our key raw materials in 2024, inflation on consumer products and elevated interest rates in 2024 impacted retail consumers' discretionary spending, which we believe contributed to our decline in sales, especially in our RV OEM and certain adjacent industries OEM markets, such as marine. Additionally, elevated interest rates in 2023 and through the first half of 2024 impacted retail dealers' cost of floorplan financing, which elevates the carrying cost of inventory on retail dealer lots. Interest rate reductions began in the last four months of 2024, and we expect potential further interest rate reductions in 2025, which we believe would favorably impact retail consumers, as well as retail dealers' floorplan financing.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risk related to changes in short-term interest rates on our variable rate debt, as further described in Note 9 to the Notes to Consolidated Financial Statements. At December 31, 2024, we had $299.3 million of borrowings outstanding on our variable rate revolving credit facility and incremental term loan. Assuming consistent borrowing levels and an increase of 100 basis points in the interest rate for borrowings of a similar nature subsequent to December 31, 2024, future cash flows would be reduced by approximately $3.0 million per annum.
We are also exposed to changes in the prices of raw materials, specifically steel and aluminum. We have, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in steel and aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. We had no outstanding derivative instruments on commodities at December 31, 2024 and 2023.
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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of LCI Industries and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Estimation of certain product warranty accruals

As discussed in Note 7 to the consolidated financial statements, the Company’s product warranty accrual as of December 31, 2024 was $65.5 million. The Company provides warranty terms based upon the type of product sold and estimates warranty accruals based upon various factors and information, including historical warranty costs, warranty claim lag, and sales.

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

Chicago, Illinois
February 21, 2025

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2024	2023	2022
(In thousands, except per share amounts)

Net sales	$3,741,208	$3,784,808	$5,207,143
Cost of sales	2,861,493	3,008,618	3,933,854
Gross profit	879,715	776,190	1,273,289
Selling, general and administrative expenses	661,478	652,762	720,261
Operating profit	218,237	123,428	553,028
Interest expense, net	28,899	40,424	27,573
Income before income taxes	189,338	83,004	525,455
Provision for income taxes	46,471	18,809	130,481
Net income	$142,867	$64,195	$394,974

Net income per common share:
Basic	$5.61	$2.54	$15.57
Diluted	$5.60	$2.52	$15.48

Weighted average common shares outstanding:
Basic	25,447	25,305	25,372
Diluted	25,507	25,436	25,514

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
(In thousands)

Net income	$142,867	$64,195	$394,974
Other comprehensive income (loss):
Net foreign currency translation adjustment	(10,807)	8,532	(20,920)
Actuarial (loss) gain on pension plans	(233)	(964)	28,125
Total comprehensive income	$131,827	$71,763	$402,179

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
(In thousands, except per share amount)
ASSETS
Current assets
Cash and cash equivalents	$165,756	$66,157
Accounts receivable, net of allowances of $5,439 and $5,701 at December 31, 2024 and 2023, respectively	199,560	214,707
Inventories, net	736,604	768,407
Prepaid expenses and other current assets	58,318	67,599
Total current assets	1,160,238	1,116,870
Fixed assets, net	432,728	465,781
Goodwill	585,773	589,550
Other intangible assets, net	392,018	448,759
Operating lease right-of-use assets	224,313	245,388
Other long-term assets	99,669	92,971
Total assets	$2,894,739	$2,959,319

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term indebtedness	$423	$589
Accounts payable, trade	187,684	183,697
Current portion of operating lease obligations	38,671	36,269
Accrued expenses and other current liabilities	185,275	174,437
Total current liabilities	412,053	394,992
Long-term indebtedness	756,830	846,834
Operating lease obligations	199,929	222,680
Deferred taxes	26,110	32,345
Other long-term liabilities	112,931	107,432
Total liabilities	1,507,853	1,604,283
Stockholders' equity
Common stock, par value $.01 per share	288	287
Paid-in capital	257,486	245,659
Retained earnings	1,208,096	1,177,034
Accumulated other comprehensive income	3,232	14,272
Stockholders' equity before treasury stock	1,469,102	1,437,252
Treasury stock, at cost	(82,216)	(82,216)
Total stockholders' equity	1,386,886	1,355,036
Total liabilities and stockholders' equity	$2,894,739	$2,959,319

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$142,867	$64,195	$394,974
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	125,693	131,768	129,212
Stock-based compensation expense	18,653	18,229	23,695
Deferred taxes	(7,073)	2,067	(9,277)
Other non-cash items	7,209	7,716	3,496
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	13,469	1,594	115,706
Inventories, net	46,335	235,347	117,419
Prepaid expenses and other assets	4,532	25,954	14,990
Accounts payable, trade	3,474	38,737	(161,121)
Accrued expenses and other liabilities	15,125	1,622	(26,580)
Net cash flows provided by operating activities	370,284	527,229	602,514
Cash flows from investing activities:
Capital expenditures	(42,333)	(62,209)	(130,641)
Acquisitions of businesses	(19,957)	(25,851)	(108,470)
Other investing activities	1,192	4,312	(2,679)
Net cash flows used in investing activities	(61,098)	(83,748)	(241,790)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(9,159)	(9,628)	(10,961)
Proceeds from revolving credit facility	86,248	248,900	1,128,400
Repayments under revolving credit facility	(138,752)	(464,822)	(1,233,740)
Repayments under shelf loan, term loan, and other borrowings	(36,655)	(61,099)	(73,031)
Payment of dividends	(109,471)	(106,336)	(102,726)
Payment of contingent consideration and holdbacks related to acquisitions	(2)	(31,857)	(60,228)
Repurchases of common stock	—	—	(24,054)
Other financing activities	(430)	(1,342)	1,469
Net cash flows used in financing activities	(208,221)	(426,184)	(374,871)
Effect of exchange rate changes on cash and cash equivalents	(1,366)	1,361	(1,250)
Net increase (decrease) in cash and cash equivalents	99,599	18,658	(15,397)
Cash and cash equivalents at beginning of period	66,157	47,499	62,896
Cash and cash equivalents at end of period	$165,756	$66,157	$47,499

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31,
	2024	2023	2022
(In thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$31,505	$39,925	$25,052
Income taxes, net of refunds	46,422	8,118	170,012
Non-cash investing and financing activities:
Contribution of net assets for investment in unconsolidated joint venture	—	34,220	—
Purchase of property and equipment in accrued expenses	293	531	1,730

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance - January 1, 2022	$284	$220,459	$930,795	$(501)	$(58,162)	$1,092,875
Net income	—	—	394,974	—	—	394,974
Issuance of 159,125 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(10,962)	—	—	—	(10,961)
Stock-based compensation expense	—	23,695	—	—	—	23,695
Repurchase of 253,490 shares of common stock	—	—	—	—	(24,054)	(24,054)
Other comprehensive income	—	—	—	7,205	—	7,205
Cash dividends ($4.05 per share)	—	—	(102,726)	—	—	(102,726)
Dividend equivalents on stock-based awards	—	1,764	(1,764)	—	—	—
Balance - December 31, 2022	285	234,956	1,221,279	6,704	(82,216)	1,381,008
Net income	—	—	64,195	—	—	64,195
Issuance of 147,216 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	2	(9,630)	—	—	—	(9,628)
Stock-based compensation expense	—	18,229	—	—	—	18,229
Other comprehensive income	—	—	—	7,568	—	7,568
Cash dividends ($4.20 per share)	—	—	(106,336)	—	—	(106,336)
Dividend equivalents on stock-based awards	—	2,104	(2,104)	—	—	—
Balance - December 31, 2023	287	245,659	1,177,034	14,272	(82,216)	1,355,036
Net income	—	—	142,867	—	—	142,867
Issuance of 137,114 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(9,160)	—	—	—	(9,159)
Stock-based compensation expense	—	18,653	—	—	—	18,653
Other comprehensive loss	—	—	—	(11,040)	—	(11,040)
Cash dividends ($4.30 per share)	—	—	(109,471)	—	—	(109,471)
Dividend equivalents on stock-based awards	—	2,334	(2,334)	—	—	—
Balance - December 31, 2024	$288	$257,486	$1,208,096	$3,232	$(82,216)	$1,386,886

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The Consolidated Financial Statements include the accounts of LCI Industries and its wholly-owned subsidiaries ("LCII" and collectively with its subsidiaries, the "Company," "we," "us," or "our"). LCII has no unconsolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI," or "Lippert"), is a global leader in supplying engineered components to the outdoor recreation, transportation, and building products industries. In addition to serving original equipment manufacturers ("OEMs"), the Company also caters to aftermarket needs, selling through retail dealers, wholesale distributors, and service centers, as well as directly to consumers online. At December 31, 2024, the Company operated over 110 manufacturing and distribution facilities located throughout North America and Europe.

The Company's results are influenced by seasonal demand patterns, with sales and profits typically strongest in the second quarter and weakest in the fourth quarter. However, economic conditions, dealer inventory fluctuations, and consumer trends can impact these patterns. Additionally, many of the optional upgrades and non-critical replacement parts for RVs are purchased outside the normal product selling season, thereby causing certain Aftermarket Segment sales to be counter-seasonal.

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

Risks and Uncertainties

Negative conditions in the general economy in the United States or abroad, including conditions resulting from financial and credit market fluctuations, increased inflation and interest rates, changes in economic policy, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, geopolitical tensions, armed conflicts, natural disasters or global public health crises, have negatively impacted, and could continue to negatively impact, the Company’s business, liquidity, financial condition, and results of operations.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers cash on hand, money market funds, and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

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

Warranty

The Company provides warranty terms based upon the type of product sold. The Company uses historical warranty costs, claim lag, sales, and current trends of repair costs as assumptions and inputs into its model to estimate future warranty claims and the associated warranty accrual. The accounting for warranty accruals requires the Company to make assumptions and judgments, and to the extent actual results differ from original estimates, adjustments to recorded accruals may be required. The Company records adjustments to the warranty accrual as preexisting warranty amounts which represent a change in estimates related to sales occurring in prior periods. Such adjustments typically occur when actual claim experience deviates from historical trends. See Note 7 - Accrued Expenses and Other Current Liabilities for further detail.

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

Goodwill

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. In 2024 and 2023, the Company assessed qualitative factors of its reporting units to determine whether it was more likely than not the fair value of the reporting unit was less than its carrying amount, including goodwill. The qualitative impairment test consists of an assessment of qualitative factors, including general economic and industry conditions, market share, and input costs.

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

Revenue Recognition

The Company recognizes revenue when performance obligations under the terms of contracts with customers are satisfied, which occurs with the transfer of control of the Company’s products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products to its customers. Sales, value added, and other taxes collected concurrently with revenue-producing activities are excluded from revenue.
For product sales, the Company transfers control and recognizes revenue when it ships the product from its facility to its customer. The amount of consideration the Company receives, and the revenue recognized, varies with sales discounts, volume rebate programs, and indexed material pricing. When the Company offers customers retrospective volume rebates, it estimates the expected rebates based on an analysis of historical experience. The Company adjusts its estimate of revenue related to volume rebates at the earlier of when the most likely amount of consideration expected to be received changes or when the consideration becomes fixed. Volume rebates are generally settled on a quarterly basis. When the Company offers customers prompt pay sales discounts or agrees to variable pricing based on material indices, it estimates the expected discounts or pricing adjustments based on an analysis of historical experience. The Company adjusts its estimate of revenue related to sales discounts and indexed material pricing to the expected value of the consideration to which the Company will be entitled. The Company includes the variable consideration in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue will not occur when the volume, discount or indexed material price uncertainties are resolved.
See Note 14 - Segment Reporting for the Company's disclosures of disaggregated revenue.
Shipping and Handling Costs
The Company recognizes shipping and handling costs as fulfillment costs when control over products has transferred to the customer, and records the expense within selling, general and administrative expenses. Such costs aggregated to $208.2 million, $214.9 million, and $230.4 million in the years ended December 31, 2024, 2023, and 2022, respectively.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion rather than as debt extinguishments. This ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the notes to the financial statements for both annual and interim periods. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after

December 15, 2027, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. The Company will adopt this ASU for the year ending December 31, 2025, and it will only impact the Company's disclosures with no impacts to its financial condition or results of operations.
Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to report incremental information about significant segment expenses included in a segment's profit or loss measure as well as the title and position of the chief operating decision maker ("CODM"). The new standard also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually. The Company adopted ASU 2023-07 effective December 31, 2024 on a retrospective basis. As a result, the Company has enhanced its segment disclosures in this report to include the presentation of cost of sales and selling, general and administrative expenses by segment and the disclosure of its CODM. The adoption of this ASU only affects the Company's disclosures with no impact to its financial condition or results of operations.

3.    EARNINGS PER SHARE

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the years ended December 31:

(In thousands)	2024	2023	2022
Weighted average shares outstanding for basic earnings per share	25,447	25,305	25,372
Common stock equivalents pertaining to stock-based awards	60	131	142
Weighted average shares outstanding for diluted earnings per share	25,507	25,436	25,514

Equity instruments excluded from diluted net earnings per share calculation as the effect would have been anti-dilutive	242	165	102
For the Company's 1.125 percent convertible senior notes due 2026 (the "Convertible Notes") issued in May 2021, the dilutive effect is calculated using the if-converted method. The Company is required, pursuant to the indenture governing the Convertible Notes, dated May 13, 2021, by and between the Company and U.S. Bank National Association, as trustee (the "Indenture"), to settle the principal amount of the Convertible Notes in cash and may elect to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company's common stock, or a combination thereof. Under the if-converted method, the Company includes the number of shares required to satisfy the conversion obligation, assuming all the Convertible Notes are converted. Because the average closing price of the Company's common stock for the year ended December 31, 2024, which is used as the basis for determining the dilutive effect on earnings per share, was less than the conversion price of $165.65, all associated shares were antidilutive.

In conjunction with the issuance of the Convertible Notes, the Company, in privately negotiated transactions with certain commercial banks (the "Counterparties"), sold warrants to purchase 2.8 million shares of the Company's common stock (the "Warrants"). The Warrants have a strike price of $259.84 per share, subject to customary anti-dilution adjustments. For calculating the dilutive effect of the Warrants, the Company uses the treasury stock method. With this method, the Company assumes exercise of the Warrants at the beginning of the period, or at time of issuance if later, and issuance of shares of common stock upon exercise. Proceeds from the exercise of the Warrants are assumed to be used to repurchase shares of the Company's common stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be received upon the exercise of the Warrants less the number of shares repurchased, are included in diluted shares. For the year ended December 31, 2024, the average share price was below the Warrant strike price of $259.84 per share, and therefore 2.8 million shares were considered antidilutive.

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

4.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisition in 2024

Camping World Furniture

In May 2024, the Company acquired the business and certain assets of the furniture operations of CWDS, LLC, a subsidiary of Camping World Holdings, Inc., in exchange for cash consideration of $20.0 million, plus a holdback payment of $1.0 million due on the first anniversary of the acquisition. The acquisition, which qualifies as a business combination for accounting purposes, expands the Company's furniture portfolio. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the OEM segment. The preliminary purchase price allocation resulted in $1.7 million of goodwill (tax deductible) and $4.3 million of acquired intangible assets. As this acquisition is not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.

Acquisitions in 2023

During the year ended December 31, 2023, the Company completed two acquisitions for an aggregate $25.8 million of cash purchase consideration, plus holdback payments of $0.2 million to be paid in 2025. The purchase price allocations resulted in $16.8 million of goodwill (tax deductible).

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

Other Acquisitions in 2022

During the twelve months ended December 31, 2022, the Company completed two other acquisitions for $5.0 million of cash purchase consideration. The purchase price allocations resulted in $0.8 million of goodwill (tax deductible).

Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2022	$399,736	$167,327	$567,063
Acquisitions and divestitures	14,025	—	14,025
Measurement period adjustments	5,708	160	5,868
Foreign currency translation	2,232	362	2,594
Net balance – December 31, 2023	421,701	167,849	589,550
Acquisitions	1,709	—	1,709
Foreign currency translation	(5,190)	(296)	(5,486)
Net balance – December 31, 2024	$418,220	$167,553	$585,773
The Company performed its annual goodwill impairment procedures for all of its reporting units as of November 30, 2024, 2023, and 2022, and concluded no goodwill impairment existed at any of those times. The Company plans to update its assessment as of November 30, 2025, or sooner if events occur or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying value. The goodwill balance as of each of December 31, 2024, 2023, and 2022 included $50.5 million of accumulated impairment, which occurred prior to December 31, 2022.

Other Intangible Assets

Other intangible assets, by segment, at December 31 were as follows:

(In thousands)	2024	2023
OEM Segment	$235,403	$276,622
Aftermarket Segment	156,615	172,137
Other intangible assets	$392,018	$448,759
Other intangible assets consisted of the following at December 31, 2024:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$508,945	$228,332	$280,613	6	to	20
Patents	111,934	74,010	37,924	3	to	20
Trade names (finite life)	95,879	30,524	65,355	3	to	20
Trade names (indefinite life)	7,432	—	7,432	Indefinite
Non-compete agreements	5,154	4,732	422	3	to	6
Other	609	337	272	2	to	12
Other intangible assets	$729,953	$337,935	$392,018
The Company performed its annual impairment test for indefinite lived intangible assets as of November 30, 2024, 2023, and 2022, and concluded no impairment existed at any of those times.

Other intangible assets consisted of the following at December 31, 2023:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$509,505	$189,967	$319,538	6	to	20
Patents	114,864	67,602	47,262	3	to	20
Trade names (finite life)	99,366	26,978	72,388	3	to	20
Trade names (indefinite life)	7,600	—	7,600	Indefinite
Non-compete agreements	10,104	8,453	1,651	3	to	6
Other	609	289	320	2	to	12
Other intangible assets	$742,048	$293,289	$448,759
Amortization expense related to other intangible assets was as follows for the years ended December 31:

(In thousands)	2024	2023	2022
Cost of sales	$8,915	$9,910	$10,155
Selling, general and administrative expense	46,385	47,165	46,218
Amortization expense	$55,300	$57,075	$56,373
Estimated amortization expense for other intangible assets for the next five years is as follows:

(In thousands)	2025	2026	2027	2028	2029
Cost of sales	$7,997	$6,779	$6,046	$5,995	$5,049
Selling, general and administrative expense	43,184	41,279	40,219	37,064	35,967
Amortization expense	$51,181	$48,058	$46,265	$43,059	$41,016

5.    INVENTORIES

Inventories consisted of the following at December 31:

(In thousands)	2024	2023
Raw materials	$427,585	$457,877
Work in process	44,435	45,112
Finished goods	264,584	265,418
Inventories, net	$736,604	$768,407

At December 31, 2024 and 2023, the Company had recorded inventory obsolescence reserves of $77.7 million and $71.3 million, respectively.

6.    FIXED ASSETS

Fixed assets consisted of the following at December 31:

			Estimated
			Useful Life
(In thousands)	2024	2023	in Years
Land	$20,506	$20,669
Buildings and improvements	247,276	244,742	10 to 40
Leasehold improvements	34,114	33,193	3 to 20
Machinery and equipment	539,327	542,395	3 to 15
Furniture and fixtures	82,049	100,368	3 to 15
Construction in progress	36,947	42,181
Fixed assets, at cost	960,219	983,548
Less accumulated depreciation and amortization	(527,491)	(517,767)
Fixed assets, net	$432,728	$465,781
Depreciation and amortization of fixed assets was as follows for the years ended December 31:

(In thousands)	2024	2023	2022
Cost of sales	$56,773	$57,134	$56,039
Selling, general and administrative expenses	13,620	17,559	16,800
Total	$70,393	$74,693	$72,839

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

(In thousands)	2024	2023
Employee compensation and benefits	$70,107	$58,845
Current portion of accrued warranty	40,735	48,468
Customer rebates	21,707	19,403
Other	52,726	47,721
Accrued expenses and other current liabilities	$185,275	$174,437
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

(In thousands)	2024	2023	2022
Balance at beginning of period	$71,578	$54,528	$52,114
Provision for warranty expense issued during the period	38,123	55,023	39,782
Provision for warranty expense for preexisting warranties	16,724	29,308	6,581
Warranty liability from acquired businesses	—	789	—
Warranty costs paid	(60,940)	(68,070)	(43,949)
Balance at end of period	65,485	71,578	54,528
Less long-term portion	(24,750)	(23,110)	(19,380)
Current portion of accrued warranty at end of period	$40,735	$48,468	$35,148

8.    RETIREMENT AND OTHER BENEFIT PLANS

Defined Contribution Plan

The Company maintains a discretionary defined contribution 401(k) profit sharing plan covering all eligible employees. The Company contributed $11.6 million, $12.1 million, and $12.9 million to this plan during the years ended December 31, 2024, 2023, and 2022, respectively.

Deferred Compensation Plan

The Company has an Executive Non-Qualified Deferred Compensation Plan (the "Plan"). Pursuant to the Plan, certain management employees are eligible to defer all or a portion of their regular salary and incentive compensation. Participants deferred $0.4 million, $2.6 million, and $5.4 million during the years ended December 31, 2024, 2023, and 2022, respectively. The amounts deferred under this Plan are credited with earnings or losses based upon changes in values of the notional investments elected by the Plan participants. Each Plan participant is fully vested in their deferred compensation and earnings credited to his or her account as all contributions to the Plan are made by the participant. The Company is responsible for certain costs of Plan administration, which are not significant, and will not make any contributions to the Plan. Pursuant to the Plan, payments to the Plan participants are made from the general unrestricted assets of the Company, and the Company's obligations pursuant to the Plan are unfunded and unsecured. Participants withdrew $2.9 million, $5.0 million, and $2.4 million from the Plan during the years ended December 31, 2024, 2023, and 2022, respectively. At December 31, 2024 and 2023, deferred compensation of $43.8 million and $40.5 million, respectively, was recorded in other long-term liabilities, and deferred compensation of $2.5 million and $2.5 million, respectively, was recorded in accrued expenses and other current liabilities. The Company invests the majority of amounts deferred by the Plan participants in life insurance contracts, matching the investments elected by the Plan participants. Deferred compensation assets and liabilities are recorded at contract value. At December 31, 2024 and 2023, investments under the plan of $45.2 million and $41.8 million, respectively, were recorded in other long-term assets.

Dutch Pension Plans

The acquisition of Polyplastic in January 2020 included the assumption of two partially-funded defined benefit pension plans (the "Dutch pension plans") based in the Netherlands. The Dutch pension plans, which are qualified defined benefit pension plans, provided benefits based on years of service and average pay. During 2022, there was a curtailment of the Dutch pension plans for the Company's Dutch employees. These employees were moved into defined contribution plans. The Company has purchased annuity contracts from an insurance company to cover the vested benefits of the defined pension plans; however, future indexation and cost of living adjustments for all participants remains applicable, and the Company remains liable for future funding. The Company is not obligated to provide future pension funding for service after December 31, 2022.

9.    LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following at December 31:

(In thousands)	2024	2023
Convertible Notes	$460,000	$460,000
Term Loan	280,000	315,000
Revolving Credit Loan	19,263	75,909
Other	1,588	3,138
Unamortized deferred financing fees	(3,598)	(6,624)
	757,253	847,423
Less current portion	(423)	(589)
Long-term indebtedness	$756,830	$846,834
Credit Agreement

The Company and certain of its subsidiaries are party to a credit agreement dated December 14, 2018 with JPMorgan Chase, N.A., as a lender and administrative agent, and other bank lenders (as amended, the "Credit Agreement"). The Credit

Agreement provides for a $600.0 million revolving credit facility (of which $50.0 million is available for the issuance of letters of credit (the "LC Facility") and up to $400.0 million is available in approved foreign currencies). The Credit Agreement also provides for term loans (the "Term Loan") to the Company in an aggregate principal amount of $400.0 million. The maturity date of the Credit Agreement is December 7, 2026. The Term Loan is required to be repaid in an amount equal to 1.25 percent of the original principal amount of the Term Loan for the first eight quarterly periods commencing with the quarter ended December 31, 2021, 1.875 percent of the original principal amount of the Term Loan for the next eight quarterly periods, and then 2.50 percent of the original principal amount of the Term Loan of each additional payment until the maturity date. The Company prepaid $37.5 million of principal on the Term Loan during 2023 and an additional $35.0 million of principal on the Term Loan during 2024, which was applied to pay in full the scheduled principal amortization payments due through March 31, 2026. The Credit Agreement also permits the Company to request an increase to the revolving and/or term loan facility by up to an additional $400.0 million in the aggregate upon the approval of the lenders providing any such increase and the satisfaction of certain other conditions.

Borrowings under the Credit Agreement in U.S. dollars are designated from time to time by the Company as (i) base rate loans which bear interest at a base rate plus additional interest ranging from 0.0 percent to 0.875 percent (0.375 percent was applicable at December 31, 2024) depending on the Company’s total net leverage ratio or (ii) term benchmark loans which bear interest at term Secured Overnight Financing Rate ("SOFR") plus a credit spread adjustment of 0.1 percent for an interest period selected by the Company plus additional interest ranging from 0.875 percent to 1.875 percent (1.375 percent was applicable at December 31, 2024) depending on the Company’s total net leverage ratio. Foreign currency borrowings have the same additional interest margins applicable to term benchmark loans based on the Company's total net leverage ratio. At December 31, 2024 and 2023, the Company had $4.8 million and $4.7 million, respectively, in issued, but undrawn, standby letters of credit under the LC Facility. A commitment fee ranging from 0.150 percent to 0.275 percent (0.200 percent was applicable at December 31, 2024) depending on the Company's total net leverage ratio accrues on the actual daily amount that the revolving commitment exceeds the revolving credit exposure.

Pursuant to the Credit Agreement, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At December 31, 2024, the Company was in compliance with all financial covenants. The maximum net leverage ratio covenant limits the amount of consolidated outstanding indebtedness that the Company may incur on a trailing twelve-month EBITDA. Availability under the Company’s revolving credit facility, giving effect to this limitation, was $452.5 million at December 31, 2024. The Company believes the availability under the revolving credit facility under the Credit Agreement, along with its cash flows from operations, are adequate to finance the Company's anticipated cash requirements for the next twelve months.

At December 31, 2024, the fair value of the Company's floating rate long-term debt under the Credit Agreement approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

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

As of December 31, 2024, the conversion rate of the Convertible Notes was 6.2482 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes. The conversion rate of the Convertible Notes is subject to further adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture) or upon a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

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

The Convertible Notes are not registered securities nor listed on any securities exchange but may be actively traded by qualified institutional buyers. The fair value of the Convertible Notes of $453.1 million at December 31, 2024 was estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

10.    INCOME TAXES

The components of earnings before income taxes consisted of the following for the years ended December 31:

(In thousands)	2024	2023	2022
United States	$195,866	$92,679	$550,030
Foreign	(6,528)	(9,675)	(24,575)
Total earnings before income taxes	$189,338	$83,004	$525,455
The provision for income taxes in the Consolidated Statements of Income was as follows for the years ended December 31:

(In thousands)	2024	2023	2022
Current:
Federal	$45,922	$15,454	$114,744
State and local	6,887	1,752	22,998
Foreign	735	(464)	2,016
Total current provision	53,544	16,742	139,758
Deferred:
Federal	(2,249)	5,824	(3,786)
State and local	(425)	824	(285)
Foreign	(4,399)	(4,581)	(5,206)
Total deferred provision (benefit)	(7,073)	2,067	(9,277)
Provision for income taxes	$46,471	$18,809	$130,481
The Company had cash and cash equivalents of approximately $165.8 million and $66.2 million at December 31, 2024 and 2023, respectively, of which approximately 11 percent and 19 percent was held by subsidiaries in foreign countries. The

Company examined the potential liabilities related to investments in foreign subsidiaries and concluded that there are no material deferred tax liabilities that should be recorded.

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 21 percent for 2024, 2023, and 2022 to income before income taxes for the following reasons for the years ended December 31:

(In thousands)	2024	2023	2022
Income tax at federal statutory rate	$39,761	$17,431	$110,345
State income tax, net of federal income tax impact	5,105	2,035	17,944
Section 162(m) permanent addback	3,735	1,896	3,784
Federal tax credits	(1,002)	(1,219)	(1,638)
Share-based payment compensation excess tax benefit	(346)	(242)	(509)
Other	(782)	(1,092)	555
Provision for income taxes	$46,471	$18,809	$130,481
At December 31, 2024, the Company had domestic federal income taxes receivable of $5.6 million, domestic state income taxes receivable of $3.7 million, and foreign taxes receivable of $3.3 million recorded. At December 31, 2023, the Company had domestic federal income taxes receivable of $7.7 million, domestic state income taxes receivable of $5.8 million, and foreign taxes receivable of $3.2 million recorded.

Deferred Income Tax Assets and Liabilities and Valuation Allowances

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31:

(In thousands)	2024	2023
Deferred tax assets:
Stock-based compensation	$1,836	$1,840
Pension	909	1,133
Deferred compensation	11,114	10,223
Warranty	13,540	13,936
Convertible debt bond hedge	7,323	12,289
Inventory	24,007	20,811
Research and experimental costs	9,018	6,845
Other	6,963	7,043
Lease obligation asset	57,528	62,460
Net operating loss, interest, and tax credit carryforwards	15,152	13,231
Total deferred tax assets before valuation allowance	147,390	149,811
Less valuation allowance	(7,657)	(7,300)
Total deferred tax assets net of valuation allowance	139,733	142,511
Deferred tax liabilities:
Lease obligation liability	(54,106)	(59,212)
Fixed assets	(40,432)	(45,995)
Intangible assets	(64,953)	(66,398)
Total deferred tax liabilities	(159,491)	(171,605)

Net deferred tax liabilities	$(19,758)	$(29,094)
At December 31, 2024 and 2023, the Company had net foreign deferred tax liabilities of $8.7 million and $15.4 million, respectively, primarily related to intangible assets, fixed assets, foreign pension obligations, and net operating loss carryforwards net of any related valuation allowances included in other long-term liabilities on the Consolidated Balance Sheets.

As of December 31, 2024, the Company had deferred tax assets recorded related to foreign net operating losses and tax credit carryforwards of $15.2 million, net. This includes $1.7 million related to U.K. entities, $5.1 million related to Italian entities, $7.5 million related to Hong Kong entities, and $0.9 million related to other foreign entities. The net operating losses and tax credit carryforwards have indefinite lives.

The foreign valuation allowance for Hong Kong deferred tax assets as of December 31, 2024 and 2023 was $7.5 million and $7.2 million, respectively. Based upon historical results and estimated future results, it is the judgment of management that these tax carryforward attributes related to Hong Kong entities are not likely to be realized. The Company has concluded it is more likely than not that it will realize the benefit of all other existing deferred tax assets, net of the valuation allowances mentioned above.

Unrecognized Tax Benefits

The following table reconciles the total amounts of unrecognized tax benefits, at December 31:

(In thousands)	2024	2023	2022
Balance at beginning of period	$24,395	$23,376	$20,462
Changes in tax positions of prior years	—	218	—
Additions based on tax positions related to the current year	1,219	1,195	5,758
Decreases due to settlements of liabilities	—	—	(904)
Decreases due to closure of tax years	(699)	(394)	(1,940)
Balance at end of period	$24,915	$24,395	$23,376
In addition, the total amount of accrued interest and penalties related to taxes, recognized as a liability, was $9.6 million, $7.2 million, and $5.1 million at December 31, 2024, 2023, and 2022, respectively.

The total amount of unrecognized tax benefits, net of federal income tax benefits, of $33.9 million, $30.8 million, and $27.5 million at December 31, 2024, 2023, and 2022, respectively, would, if recognized, increase the Company’s earnings, and lower the Company's annual effective tax rate in the year of recognition.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities in these jurisdictions. For U.S. federal and state income tax purposes, tax years 2023, 2022, and 2021 remain subject to examination.

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

11.    LEASES

The components of lease cost were as follows for the years ended December 31:

(In thousands)	2024	2023	2022
Operating lease cost	$64,343	$61,247	$55,414
Short-term lease cost	3,587	4,969	7,737
Variable lease cost	4,180	4,312	3,046
Total lease cost	$72,110	$70,528	$66,197
At December 31, 2024, the Company's operating leases had a weighted-average remaining lease term of 8.5 years and a weighted-average discount rate of 6.7 percent.

Cash Flows

Right-of-use assets of $29.6 million, $44.5 million, and $132.7 million were recognized as non-cash asset additions that resulted from new operating lease obligations during the years ended December 31, 2024, 2023, and 2022, respectively, which included $5.5 million, $0.4 million, and $42.2 million of right-of-use assets from acquisitions, respectively. Cash paid for amounts included in the present value of operating lease obligations and included in cash flows from operations was $59.6 million, $55.5 million, and $47.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Future minimum lease payments under operating leases as of December 31, 2024 were as follows:

(In thousands)
Year Ending December 31,
2025	$52,407
2026	41,855
2027	35,847
2028	32,668
2029	29,303
Thereafter	122,447
Total future minimum lease payments	314,527
Less interest	(75,927)
Present value of operating lease liabilities	$238,600

12.    COMMITMENTS AND CONTINGENCIES

Holdback Payments and Contingent Consideration

From time to time, the Company finances a portion of its business combinations with deferred acquisition payments ("holdback payments") and/or contingent earnout provisions. Holdback payments are accrued at their discounted present value. As required, the liability for contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods. See Note 4 - Acquisitions, Goodwill and Other Intangible Assets for information on certain holdback payments. Contingent consideration balances were not material at December 31, 2024 and 2023.

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

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the

Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2024, would not be material to the Company's financial position or annual results of operations.

13.    STOCKHOLDERS' EQUITY

The following table summarizes information about shares of the Company's common stock at December 31:

(In thousands)	2024	2023
Common stock authorized	75,000	75,000
Common stock issued	28,804	28,667
Treasury stock	3,341	3,341
Common stock outstanding	25,463	25,326
Dividends

The table below summarizes the regular quarterly dividends declared and paid during the years ended December 31:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2022	$0.90	03/11/22	03/25/22	$22,870
Second Quarter 2022	1.05	06/03/22	06/17/22	26,702
Third Quarter 2022	1.05	09/02/22	09/16/22	26,701
Fourth Quarter 2022	1.05	12/02/22	12/16/22	26,453
Total 2022	$4.05			$102,726

First Quarter 2023	$1.05	03/10/23	03/24/23	$26,563
Second Quarter 2023	1.05	06/02/23	06/16/23	26,591
Third Quarter 2023	1.05	09/01/23	09/15/23	26,590
Fourth Quarter 2023	1.05	12/01/23	12/15/23	26,592
Total 2023	$4.20			$106,336

First Quarter 2024	$1.05	03/08/24	03/22/24	$26,721
Second Quarter 2024	1.05	05/31/24	06/14/24	26,734
Third Quarter 2024	1.05	08/30/24	09/13/24	26,736
Fourth Quarter 2024	1.15	11/29/24	12/13/24	29,280
Total 2024	$4.30			$109,471
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

The number of shares available for future awards under the 2018 Plan was 640,848, 821,703, and 1,032,403 at December 31, 2024, 2023, and 2022, respectively.

Stock-based compensation resulted in charges to operations as follows for the years ended December 31:

(In thousands)	2024	2023	2022
Deferred and restricted stock units	$15,668	$15,462	$15,594
Performance stock units	2,985	2,767	8,101
Stock-based compensation expense	$18,653	$18,229	$23,695
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

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2021	285,711	$110.41
Issued	5,427	101.87
Granted	162,719	119.84
Dividend equivalents	10,871	103.27
Forfeited	(15,012)	121.99
Vested	(171,942)	96.21
Outstanding at December 31, 2022	277,774	$120.92
Issued	3,244	119.43
Granted	159,640	114.22
Dividend equivalents	10,731	116.99
Forfeited	(23,440)	121.16
Vested	(131,644)	112.10
Outstanding at December 31, 2023	296,305	$118.60
Issued	2,321	111.83
Granted	143,407	125.20
Dividend equivalents	11,596	112.25
Forfeited	(21,249)	122.30
Vested	(130,903)	114.87
Outstanding at December 31, 2024	301,477	$119.84
As of December 31, 2024, there was $19.0 million of total unrecognized compensation cost related to DSUs and RSUs, which is expected to be recognized over a weighted average remaining period of 1.7 years.

Performance Stock Units

The 2018 Plan provides for performance stock units ("PSUs") that vest at a specific future date based on achievement of specified performance conditions. Transactions in PSUs under the 2018 Plan are summarized as follows:

	Number of Shares	Stock Price
Outstanding at December 31, 2021	149,961	$104.01
Granted	91,988	110.83
Dividend equivalents	6,210	103.29
Forfeited	(4,840)	78.11
Vested	(80,938)	82.40
Outstanding at December 31, 2022	162,381	$120.12
Granted	140,953	108.42
Dividend equivalents	7,236	117.20
Forfeited	(3,245)	96.55
Vested	(100,046)	101.11
Outstanding at December 31, 2023	207,279	$122.57
Granted	108,096	132.77
Dividend equivalents	9,198	112.27
Vested	(78,695)	143.54
Outstanding at December 31, 2024	245,878	$120.26
As of December 31, 2024, there was $6.3 million of total unrecognized compensation cost related to PSUs, which is expected to be recognized over a weighted average remaining period of 2.2 years.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of income taxes, are as follows:

(In thousands)	Foreign currency items	Pension items	Total
Accumulated other comprehensive income (loss) at December 31, 2022	$(23,321)	$30,025	$6,704
Net foreign currency translation adjustment	8,532	—	8,532
Actuarial loss on pension plans	—	(964)	(964)
Net current-period other comprehensive income (loss)	8,532	(964)	7,568
Accumulated other comprehensive income (loss) at December 31, 2023	(14,789)	29,061	14,272
Net foreign currency translation adjustment	(9,366)	(1,441)	(10,807)
Actuarial loss on pension plans	—	(233)	(233)
Net current-period other comprehensive loss	(9,366)	(1,674)	(11,040)
Accumulated other comprehensive income (loss) at December 31, 2024	$(24,155)	$27,387	$3,232

In both years ended December 31, 2024 and 2023, the Company recorded an immaterial amount in taxes related to other comprehensive income (loss).

Stock Repurchase Program

On May 19, 2022, the Company's Board of Directors authorized a stock repurchase program granting the Company authority to repurchase up to $200.0 million of the Company's common stock over a three-year period, ending on May 19,

2025. The timing of stock repurchases, and the number of shares will depend upon the market conditions and other factors. Share repurchases, if any, will be made in the open market and in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program may be modified, suspended, or terminated at any time by the Board of Directors. In 2022, the Company purchased 253,490 shares at a weighted average price of $94.89 per share, totaling $24.1 million. No purchases were made during the years ended December 31, 2024 and 2023.

14.    SEGMENT REPORTING

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

The OEM Segment, which accounted for 76 percent, 77 percent, and 83 percent of consolidated net sales for the years ended December 31, 2024, 2023, and 2022, respectively, manufactures and distributes a broad array of highly engineered components for the leading OEMs in the recreation and transportation markets, consisting of RVs and adjacent industries, including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing. Approximately 53 percent, 47 percent, and 61 percent of the Company's OEM Segment net sales in 2024, 2023, and 2022, respectively, were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 24 percent, 23 percent, and 17 percent of consolidated net sales for each of the years ended December 31, 2024, 2023, and 2022, respectively, supplies engineered components to the related aftermarket channels of the recreation and transportation markets, primarily to retail dealers, wholesale distributors, and service centers, as well as direct to retail customers via the Internet. The Aftermarket Segment also includes biminis, covers, buoys, and fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, tankless water heaters, and the sale of replacement glass and awnings to fulfill insurance claims.

The Company's CODM is its President and Chief Executive Officer. The decisions concerning the allocation of the Company's resources are made by the CODM with oversight by the Board of Directors. The CODM evaluates the performance of each segment and makes decisions concerning the allocation of resources based upon segment operating profit (loss), generally defined as income or loss before interest expense and income taxes. Segment assets are not reviewed by the Company's CODM and therefore are not disclosed below. Management of debt is a corporate function. The accounting policies of the OEM and Aftermarket Segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements.

The following tables present the Company's revenues disaggregated by segment and geography based on the billing address of the Company's customers for the years ended December 31:

		2024
(In thousands)	U.S. (a)	Int'l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,486,108	$28,470	$1,514,578
Motorhomes	130,545	102,521	233,066
Adjacent Industries OEMs	927,276	185,530	1,112,806
Total OEM Segment net sales	2,543,929	316,521	2,860,450
Aftermarket Segment:
Total Aftermarket Segment net sales	803,354	77,404	880,758
Total net sales	$3,347,283	$393,925	$3,741,208

		2023
(In thousands)	U.S. (a)	Int'l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,310,638	$48,215	$1,358,853
Motorhomes	160,857	108,499	269,356
Adjacent Industries OEMs	1,085,631	189,902	1,275,533
Total OEM Segment net sales	2,557,126	346,616	2,903,742
Aftermarket Segment:
Total Aftermarket Segment net sales	814,103	66,963	881,066
Total net sales	$3,371,229	$413,579	$3,784,808

		2022
(In thousands)	U.S. (a)	Int'l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$2,561,683	$55,902	$2,617,585
Motorhomes	238,613	100,484	339,097
Adjacent Industries OEMs	1,184,459	174,729	1,359,188
Total OEM Segment net sales	3,984,755	331,115	4,315,870
Aftermarket Segment:
Total Aftermarket Segment net sales	824,895	66,378	891,273
Total net sales	$4,809,650	$397,493	$5,207,143
(a)     Net sales to customers in the United States of America
(b)     Net sales to customers domiciled in countries outside of the United States of America

Long-lived assets, including net fixed assets, operating lease right-of-use assets, goodwill, and other net intangible assets, domiciled in countries outside of the United States of America were $361.8 million and $399.4 million as of December 31, 2024 and 2023, respectively.

Corporate expenses are allocated between the segments based upon net sales. Accretion related to contingent consideration and other non-segment items are included in the segment to which they relate. Information relating to segments follows for the years ended December 31:

	Segments
(In thousands)	OEM	Aftermarket	Total

2024
Net sales to external customers (a)	$2,860,450	$880,758	$3,741,208
Cost of sales	2,303,283	558,210	2,861,493
Gross profit	557,167	322,548	879,715
Selling, general and administrative expenses (b)	450,086	211,392	661,478
Operating profit	$107,081	$111,156	$218,237

Expenditures for long-lived assets (c)	28,593	19,469	48,062
Depreciation and amortization	93,327	32,366	125,693

2023
Net sales to external customers (a)	$2,903,742	$881,066	$3,784,808
Cost of sales	2,448,176	560,442	3,008,618
Gross profit	455,566	320,624	776,190
Selling, general and administrative expenses (b)	438,205	214,557	652,762
Operating profit	$17,361	$106,067	$123,428

Expenditures for long-lived assets (c)	68,750	20,230	88,980
Depreciation and amortization	99,976	31,792	131,768

2022
Net sales to external customers (a)	$4,315,870	$891,273	$5,207,143
Cost of sales	3,325,354	608,500	3,933,854
Gross profit	990,516	282,773	1,273,289
Selling, general and administrative expenses (b)	511,366	208,895	720,261
Operating profit	$479,150	$73,878	$553,028

Expenditures for long-lived assets (c)	173,732	33,245	206,977
Depreciation and amortization	99,419	29,793	129,212

(a)     Thor Industries, Inc., a customer of both segments, accounted for 16 percent, 16 percent, and 23 percent of the Company's consolidated net sales for the years ended December 31, 2024, 2023, and 2022, respectively. Berkshire Hathaway Inc. (through its subsidiaries Forest River, Inc. and Clayton Homes, Inc.), a customer of both segments, accounted for 18 percent, 15 percent, and 20 percent of the Company's consolidated net sales for the years ended December 31, 2024, 2023, and 2022, respectively. No other customer accounted for more than 10 percent of consolidated net sales in the years ended December 31, 2024, 2023, and 2022. No customer accounted for more than 10 percent of consolidated accounts receivable, net at December 31, 2024 and 2023.
(b)     Certain general and administrative expenses are allocated between the segments based upon net sales or operating profit, depending upon the nature of the expense.
(c)     Expenditures for long-lived assets include capital expenditures, as well as fixed assets, goodwill and other intangible assets purchased as part of the acquisition of businesses. The Company purchased $6.0 million, $28.3 million, and $78.7 million of long-lived assets, as part of the acquisitions of businesses in the years ended December 31, 2024, 2023, and 2022, respectively.

Net sales by OEM Segment product were as follows for the years ended December 31:

(In thousands)	2024	2023	2022
OEM Segment:
Chassis, chassis parts, and slide-out mechanisms	$811,607	$785,158	$1,563,168
Windows and doors	838,530	851,761	1,085,302
Furniture and mattresses	404,021	464,113	790,664
Axles, ABS, and suspension solutions	306,760	313,224	306,843
Other	499,532	489,486	569,893
Total OEM Segment net sales	2,860,450	2,903,742	4,315,870
Total Aftermarket Segment net sales	880,758	881,066	891,273
Total net sales	$3,741,208	$3,784,808	$5,207,143

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

As of the end of the period covered by this Form 10-K, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

(b)    Report of the Independent Registered Public Accounting Firm.

The report is included in Item 8. "Financial Statements and Supplementary Data."

(c)    Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information with respect to our executive officers appears under "Information About our Executive Officers" in Part I, Item 1, "Business," in this Report.

We have adopted Governance Principles, Guidelines for Business Conduct, a Whistleblower Policy, and a Code of Ethics for Senior Financial Officers ("Code of Ethics"), each of which, as well as the Charters and Key Practices, as applicable, of our Audit Committee, Risk Committee, Compensation and Human Capital Committee, Corporate Governance, Nominating, and Sustainability Committee, and Strategy, Acquisition, and Capital Deployment Committee, are available on our website at www.lci1.com/investors. A copy of any of these documents will be furnished, without charge, upon written request to Secretary, LCI Industries, 3501 County Road 6 East, Elkhart, Indiana 46514.

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

The additional information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2025 (the "2025 Proxy Statement") under the captions "Proposal 1. Election of Directors," "Delinquent Section 16(a) Reports," and "Corporate Governance and Related Matters."

Item 11.     EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the information contained in our 2025 Proxy Statement, under the captions "Director Compensation," "Executive Compensation," "CEO Pay Ratio," and "Transactions with Related Persons."

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the information contained in our 2025 Proxy Statement under the captions "Equity Compensation Plan Information" and "Voting Securities."

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from the information contained in our 2025 Proxy Statement under the captions "Transactions with Related Persons" and "Corporate Governance and Related Matter."

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent registered public accounting firm is KPMG LLP, Chicago, Illinois, Auditor Firm ID: 185.

The information required by this item concerning principal accountant fees and services is incorporated by reference from the information contained in our 2025 Proxy Statement, under the caption "Proposal 3. Ratification of Appointment of Auditors."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)    Documents Filed:
(1)    Financial Statements.
(2)    Exhibits. See Item 15 (b) - "List of Exhibits" incorporated herein by reference.
(b)    Exhibits - List of Exhibits.
EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of LCI Industries, conformed version that includes all amendments through May 16, 2024 (incorporated by reference to Exhibit 3.3 included in the Registrant's Form 10-Q filed on August 6, 2024).
3.2	Amended and Restated Bylaws of LCI Industries, effective March 9, 2023 (incorporated by reference to Exhibit 3.2 included in the Registrant's Form 10-Q filed on May 9, 2023).
4.1	Description of Registrant's Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.1 included in the Registrant's Form 10-K filed February 23, 2024).
4.2	Indenture, dated May 13, 2021, by and between LCI Industries and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 included in the Registrant's Form 8-K filed on May 14, 2021).
4.3	Form of 1.125% Convertible Senior Note due 2026 (included in Exhibit 4.2).
10.1†	Form of Indemnification Agreement between Registrant and its officers and independent directors (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed on May 26, 2015).
10.2†	Executive Non-Qualified Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.231 included in the Registrant's Form 10-K for the year ended December 31, 2015).
10.3†	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed March 4, 2015).
10.4	Fourth Amended and Restated Company Guarantee Agreement dated as of April 27, 2016, made by Drew Industries Incorporated, with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.4 included in the Registrant's Form 8-K filed May 3, 2016).
10.5	Fourth Amended and Restated Subsidiary Guarantee Agreement dated as of April 27, 2016, made by certain subsidiaries of Drew Industries Incorporated and Lippert Components, Inc., with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.5 included in the Registrant's Form 8-K filed May 3, 2016).
10.6	Fourth Amended and Restated Subordination Agreement dated as of April 27, 2016, made by Drew Industries Incorporated and certain subsidiaries of Drew Industries Incorporated, with and in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.6 included in the Registrant's Form 8-K filed May 3, 2016).
10.7†	Grantor Trust Agreement, effective January 15, 2017, by and between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.318 included in the Registrant's Form 10-K for the year ended December 31, 2016).
10.8†	Second Amended and Restated Executive Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 included in the Registrant's Form 8-K filed on March 22, 2017).
10.9†	LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed May 29, 2018).

Exhibit Number	Description
10.10†	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 included in the Registrant’s Form 8-K filed May 29, 2018).
10.11†	Form of Deferred Stock Unit Master Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 included in the Registrant’s Form 8-K filed May 29, 2018).
10.12†	Form of Agreement for Common Stock in Lieu of Cash Compensation for Non-Employee Directors (incorporated by reference to Exhibit 10.7 included in the Registrant’s Form 8-K filed May 29, 2018).
10.13	Fourth Amended and Restated Credit Agreement dated December 14, 2018 among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries C.V., JPMorgan Chase Bank, N.A., individually and as Administrative Agent, Wells Fargo Bank, N.A., individually and as Syndication Agent, Bank of America, N.A., individually and as Documentation Agent, and a syndicate of other lenders (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed December 19, 2018).
10.14†	Form of Extension Agreement with certain officers (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 8-K filed March 12, 2019).
10.15†	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (Revised February 2019) (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 10-Q/A filed June 21, 2019).
10.16†	Form of Deferred Stock Unit Master Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (Revised February 2019) (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 10-Q/A filed June 21, 2019).
10.17	Incremental Joinder and Amendment No. 1, dated as of December 19, 2019, among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries C.V., LCI Industries Pte. Ltd., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed December 19, 2019).
10.18	Amendment No. 2 to Fourth Amended and Restated Credit Agreement, dated as of May 7, 2021, by and among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries Pte. Ltd., each other Subsidiary of the Company listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed on May 10, 2021).
10.19	Purchase Agreement, dated May 10, 2021, by and among LCI Industries, Wells Fargo Securities, LLC, BofA Securities, Inc. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.20	Base Convertible Note Hedge Confirmation, dated May 10, 2021, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.21	Base Convertible Note Hedge Confirmation, dated May 10, 2021, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.22	Base Convertible Note Hedge Confirmation, dated May 10, 2021, between LCI Industries and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.23	Base Convertible Note Hedge Confirmation, dated May 10, 2021, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.24	Additional Convertible Note Hedge Confirmation, dated May 12, 2021, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.25	Additional Convertible Note Hedge Confirmation, dated May 12, 2021, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.7 included in the Registrant’s Form 8-K filed on May 14, 2021).

Exhibit Number	Description
10.26	Additional Convertible Note Hedge Confirmation, dated May 12, 2021, between LCI Industries and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.27	Additional Convertible Note Hedge Confirmation, dated May 12, 2021, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.9 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.28	Base Warrant Confirmation, dated May 10, 2021, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.10 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.29	Base Warrant Confirmation, dated May 10, 2021, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.11 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.30	Base Warrant Confirmation, dated May 10, 2021, between LCI Industries and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.12 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.31	Base Warrant Confirmation, dated May 10, 2021, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.32	Additional Warrant Confirmation, dated May 12, 2021, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.14 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.33	Additional Warrant Confirmation, dated May 12, 2021, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.15 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.34	Additional Warrant Confirmation, dated May 12, 2021, between LCI Industries and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.16 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.35	Additional Warrant Confirmation, dated May 12, 2021, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.36	Amendment No. 3 to Fourth Amended and Restated Credit Agreement, dated as of September 7, 2021, by and among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries Pte. Ltd., each other Subsidiary of the Company listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 10-Q filed November 2, 2021).
10.37	Amendment No. 4 to Fourth Amended and Restated Credit Agreement, dated as of December 7, 2021, by and among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries Pte. Ltd., each other Subsidiary of the Company listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed on December 9, 2021).
10.38	Amendment No. 5 to Fourth Amended and Restated Credit Agreement, dated as of May 23, 2023, by and among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries Pte. Ltd., each other Subsidiary of the Company listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed on May 24, 2023).
10.39	Amendment No. 6 to Fourth Amended and Restated Credit Agreement, dated as of December 22, 2023, by and among LCI Industries, Lippert Components, Inc., LCI Industries B.V., LCI Industries Pte. Ltd., each other Subsidiary of the Company listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed on December 22, 2023).
10.40†	Form of Restricted Stock Unit Award Agreement (Executives) under the LCI Industries 2018 Omnibus Incentive Plan (Revised 2022) (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 10-Q filed August 2, 2022).

Exhibit Number	Description
10.41†	Form of Performance Stock Unit Award Agreement under the LCI Industries 2018 Omnibus Incentive Plan (Revised 2022) (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 10-Q filed August 2, 2022).
10.42†	Form of Executive Employment Agreement (Revised 2022) (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 10-Q filed August 2, 2022).
10.43†	Offer Letter between LCI Industries and Lillian Etzkorn, accepted on March 30, 2023 (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed on April 5, 2023).
10.44†	Form of Performance Stock Unit Agreement under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 10-Q filed May 8, 2024).
19*	LCI Industries Insider Trading Policy and LCI Industries Insider Trading Policy Addendum for Restricted Persons.
21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm.
24*	Powers of Attorney (included on the signature page of this Report).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
97	LCI Industries Compensation Recovery Policy, as amended effective September 7, 2023 (incorporated by reference to Exhibit 97 included in the Registrant's Form 10-K filed February 23, 2024).
101*
The following information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Equity; (vi) Notes to Consolidated Financial Statements; (vii) information in Part I, Item 1C; and (viii) information in Part II, Item 9B.

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

Date:	February 21, 2025	LCI INDUSTRIES

		By:	/s/ Jason D. Lippert
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

Date	Signature	Title

February 21, 2025	By: /s/ Jason D. Lippert (Jason D. Lippert)	Chief Executive Officer and Director (principal executive officer)

February 21, 2025	By: /s/ Lillian D. Etzkorn (Lillian D. Etzkorn)	Chief Financial Officer (principal financial officer)

February 21, 2025	By: /s/ Kip A. Emenhiser (Kip A. Emenhiser)	VP of Finance and Treasurer (principal accounting officer)

February 21, 2025	By: /s/ Tracy D. Graham (Tracy D. Graham)	Chairman of the Board of Directors

February 21, 2025	By: /s/ Brendan J. Deely (Brendan J. Deely)	Director

February 21, 2025	By: /s/ James F. Gero (James F. Gero)	Director

February 21, 2025	By: /s/ Virginia L. Henkels (Virginia L. Henkels)	Director

February 21, 2025	By: /s/ Stephanie K. Mains (Stephanie K. Mains)	Director

February 21, 2025	By: /s/ Linda K. Myers (Linda K. Myers)	Director

February 21, 2025	By: /s/ Kieran M. O’Sullivan (Kieran M. O’Sullivan)	Director

February 21, 2025	By: /s/ David A. Reed (David A. Reed)	Director

February 21, 2025	By: /s/ John A. Sirpilla (John A. Sirpilla)	Director