Form 10-Q
period 2025-03-31
LCI INDUSTRIES
filed 2025-05-06
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (April 30, 2025) was 25,237,659 shares of common stock.

LCI INDUSTRIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2025	2024
(In thousands, except per share amounts)

Net sales	$1,045,590	$968,029
Cost of sales	793,841	744,123
Gross profit	251,749	223,906
Selling, general and administrative expenses	170,432	166,295
Operating profit	81,317	57,611
Interest expense, net	5,991	9,321
Loss on extinguishment of debt	8,053	—
Income before income taxes	67,273	48,290
Provision for income taxes	17,835	11,745
Net income	$49,438	$36,545

Net income per common share:
Basic	$1.94	$1.44
Diluted	$1.94	$1.44

Weighted average common shares outstanding:
Basic	25,426	25,374
Diluted	25,426	25,389

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2025	2024
(In thousands)

Net income	$49,438	$36,545
Other comprehensive income:
Net foreign currency translation adjustment	10,429	(3,263)
Total comprehensive income	$59,867	$33,282

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2025	2024
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$231,243	$165,756
Accounts receivable, net of allowances of $7,769 and $5,439 at March 31, 2025 and December 31, 2024, respectively	357,138	199,560
Inventories, net	717,438	736,604
Prepaid expenses and other current assets	61,269	58,318
Total current assets	1,367,088	1,160,238
Fixed assets, net	428,046	432,728
Goodwill	590,204	585,773
Other intangible assets, net	393,555	392,018
Operating lease right-of-use assets	222,841	224,313
Other long-term assets	98,264	99,669
Total assets	$3,099,998	$2,894,739

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term indebtedness	$3,646	$423
Accounts payable, trade	220,768	187,684
Current portion of operating lease obligations	37,543	38,671
Accrued expenses and other current liabilities	199,310	185,275
Total current liabilities	461,267	412,053
Long-term indebtedness	934,632	756,830
Operating lease obligations	199,766	199,929
Deferred taxes	17,716	26,110
Other long-term liabilities	119,904	112,931
Total liabilities	1,733,285	1,507,853
Stockholders' equity
Common stock, par value $.01 per share	289	288
Paid-in capital	235,856	257,486
Retained earnings	1,227,527	1,208,096
Accumulated other comprehensive income	13,661	3,232
Stockholders' equity before treasury stock	1,477,333	1,469,102
Treasury stock, at cost	(110,620)	(82,216)
Total stockholders' equity	1,366,713	1,386,886
Total liabilities and stockholders' equity	$3,099,998	$2,894,739

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$49,438	$36,545
Adjustments to reconcile net income to cash flows provided by (used in) operating activities:
Depreciation and amortization	29,542	32,689
Stock-based compensation expense	4,933	4,327
Loss on extinguishment of debt	8,053	—
Other non-cash items	2,181	1,107
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(149,644)	(131,059)
Inventories, net	39,121	32,892
Prepaid expenses and other assets	5,800	(2,392)
Accounts payable, trade	30,005	12,038
Accrued expenses and other liabilities	23,289	6,199
Net cash flows provided by (used in) operating activities	42,718	(7,654)
Cash flows from investing activities:
Capital expenditures	(9,038)	(8,608)
Acquisition of business	(29,579)	—
Other investing activities	(3,423)	173
Net cash flows used in investing activities	(42,040)	(8,435)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(4,813)	(9,040)
Proceeds from revolving credit facility	—	86,248
Repayments under revolving credit facility	(19,261)	(76,927)
Proceeds from term loan borrowings	391,000	—
Repayments under term loan and other borrowings	(280,093)	(5)
Proceeds from issuance of convertible notes	448,500	—
Repurchase of convertible notes	(368,920)	—
Purchases of convertible note hedge contracts	(67,574)	—
Proceeds from issuance of warrants concurrent with note hedge contracts	27,600	—
Partial unwind of convertible note hedge and warrants	1,378	—
Payment of debt issuance costs	(3,122)	—
Payment of dividends	(29,352)	(26,721)
Repurchases of common stock	(28,255)	—
Other financing activities	(217)	(2)
Net cash flows provided by (used in) financing activities	66,871	(26,447)
Effect of exchange rate changes on cash and cash equivalents	(2,062)	(996)
Net increase (decrease) in cash and cash equivalents	65,487	(43,532)
Cash and cash equivalents at beginning of period	165,756	66,157
Cash and cash equivalents at end of period	$231,243	$22,625

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
(In thousands)	2025	2024
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,218	$7,391
Income taxes, net of refunds	$94	$359
Non-cash investing and financing activities:
Purchase of property and equipment in accrued expenses	$993	$407

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2023	$287	$245,659	$1,177,034	$14,272	$(82,216)	$1,355,036
Net income	—	—	36,545	—	—	36,545
Issuance of 122,023 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(9,041)	—	—	—	(9,040)
Stock-based compensation expense	—	4,327	—	—	—	4,327
Other comprehensive loss	—	—	—	(3,263)	—	(3,263)
Cash dividends ($1.05 per share)	—	—	(26,721)	—	—	(26,721)
Dividend equivalents on stock-based awards	—	569	(569)	—	—	—
Balance - March 31, 2024	$288	$241,514	$1,186,289	$11,009	$(82,216)	$1,356,884

Balance - December 31, 2024	$288	$257,486	$1,208,096	$3,232	$(82,216)	$1,386,886
Net income	—	—	49,438	—	—	49,438
Issuance of 82,153 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(4,814)	—	—	—	(4,813)
Stock-based compensation expense	—	4,933	—	—	—	4,933
Purchase of convertible note hedge contracts, net of tax	—	(51,382)	—	—	—	(51,382)
Issuance of warrants	—	27,600	—	—	—	27,600
Partial unwind of convertible note hedge and warrants	—	1,378	—	—	—	1,378
Repurchase of 308,898 shares of common stock, including excise tax	—	—	—	—	(28,404)	(28,404)
Other comprehensive income	—	—	—	10,429	—	10,429
Cash dividends ($1.15 per share)	—	—	(29,352)	—	—	(29,352)
Dividend equivalents on stock-based awards	—	655	(655)	—	—	—
Balance - March 31, 2025	$289	$235,856	$1,227,527	$13,661	$(110,620)	$1,366,713

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

LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI," or "Lippert"), is a global leader in supplying engineered components to the outdoor recreation, transportation, and building products industries. In addition to serving original equipment manufacturers ("OEMs"), the Company also caters to aftermarket needs, selling through retail dealers, wholesale distributors, and service centers, as well as directly to consumers online. At March 31, 2025, the Company operated over 110 manufacturing and distribution facilities located throughout North America and Europe.

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

The Company is not aware of any significant events, except as disclosed in these Notes to Condensed Consolidated Financial Statements, which occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Condensed Consolidated Financial Statements.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2024 and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

3.    EARNINGS PER SHARE

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2025	2024
Weighted average shares outstanding for basic earnings per share	25,426	25,374
Common stock equivalents pertaining to stock-based awards	—	15
Weighted average shares outstanding for diluted earnings per share	25,426	25,389

Equity instruments excluded from diluted net earnings per share calculation as the effect would have been antidilutive	306	291

2030 Convertible Notes

For the Company's 3.000 percent convertible senior notes due 2030 (the "2030 Convertible Notes") issued in March 2025, the dilutive effect is calculated using the if-converted method. The Company is required, pursuant to the indenture governing the 2030 Convertible Notes, dated March 14, 2025, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (the "2030 Notes Indenture”), to settle the principal amount of the 2030 Convertible Notes in cash and may elect to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company’s common stock, or a combination thereof. Under the if-converted method, the Company includes the number of shares required to satisfy the conversion obligation, assuming all the 2030 Convertible Notes are converted. Because

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the average closing price of the Company’s common stock for the period from issuance through March 31, 2025, which is used as the basis for determining the dilutive effect on earnings per share, was less than the conversion price of $116.62, all associated shares were antidilutive.

In conjunction with the issuance of the 2030 Convertible Notes, the Company, in privately negotiated transactions with certain commercial banks (the “2030 Counterparties”), sold warrants to purchase 3.9 million shares of the Company’s common stock (the “2030 Warrants”). The 2030 Warrants have a strike price of $182.94 per share, subject to customary anti-dilution adjustments. For calculating the dilutive effect of the 2030 Warrants, the Company uses the treasury stock method. With this method, the Company assumes exercise of the 2030 Warrants at the beginning of the period, or at time of issuance if later, and issuance of shares of common stock upon exercise. Proceeds from the exercise of the 2030 Warrants are assumed to be used to repurchase shares of the Company’s common stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be received upon the exercise of the 2030 Warrants less the number of shares repurchased, are included in diluted shares. For the period from issuance through March 31, 2025, the average share price was below the Warrant strike price of $182.94 per share, and therefore 3.9 million shares were considered antidilutive.

In connection with the issuance of the 2030 Convertible Notes, the Company entered into privately negotiated call option contracts on the Company’s common stock (the “2030 Convertible Note Hedge Transactions”) with the 2030 Counterparties. The aggregate cost to the Company of the 2030 Convertible Note Hedge Transactions was $67.6 million pursuant to the 2030 Convertible Note Hedge Transactions. The 2030 Convertible Note Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those in the 2030 Convertible Notes, approximately 3.9 million shares of the Company’s common stock, the same number of shares initially underlying the 2030 Convertible Notes, at a strike price of approximately $116.62, subject to customary anti-dilution adjustments. The 2030 Convertible Note Hedge Transactions will expire upon the maturity of the 2030 Convertible Notes, subject to earlier exercise or termination. Exercise of the 2030 Convertible Note Hedge Transactions would reduce the number of shares of the Company’s common stock outstanding, and therefore would be antidilutive.

2026 Convertible Notes

For the Company's 1.125 percent convertible senior notes due 2026 (the "2026 Convertible Notes") issued in May 2021, the dilutive effect is calculated using the if-converted method. The Company is required, pursuant to the indenture governing the 2026 Convertible Notes, dated May 13, 2021, by and between the Company and U.S. Bank National Association, as trustee (the "2026 Notes Indenture"), to settle the principal amount of the 2026 Convertible Notes in cash and may elect to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company's common stock, or a combination thereof. Under the if-converted method, the Company includes the number of shares required to satisfy the conversion obligation, assuming all the 2026 Convertible Notes are converted. Because the average closing price of the Company's common stock for the three months ended March 31, 2025, which is used as the basis for determining the dilutive effect on earnings per share, was less than the conversion price of $165.65, all associated shares were antidilutive.

In conjunction with the issuance of the 2026 Convertible Notes, the Company, in privately negotiated transactions with certain commercial banks (the "2026 Counterparties"), sold warrants to purchase 2.8 million shares of the Company's common stock (the "2026 Warrants"). The 2026 Warrants have a strike price of $259.84 per share, subject to customary anti-dilution adjustments. For calculating the dilutive effect of the 2026 Warrants, the Company uses the treasury stock method. With this method, the Company assumes exercise of the 2026 Warrants at the beginning of the period, or at time of issuance if later, and issuance of shares of common stock upon exercise. Proceeds from the exercise of the 2026 Warrants are assumed to be used to repurchase shares of the Company's common stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be received upon the exercise of the 2026 Warrants less the number of shares repurchased, are included in diluted shares. Concurrently with the 2026 Convertible Note Repurchases (as defined below), we entered into agreements to terminate a proportionate amount of the 2026 Warrants, which resulted in a reduction of the number of shares of common stock underlying the 2026 Warrants to an aggregate of 0.6 million shares of common stock. For the three months ended March 31, 2025, the average share price was below the Warrant strike price of $259.84 per share, and therefore 2.8 million shares were considered antidilutive.

In connection with the issuance of the 2026 Convertible Notes, the Company entered into privately negotiated call option contracts on the Company's common stock (the "2026 Convertible Note Hedge Transactions") with the 2026 Counterparties. The Company paid an aggregate amount of $100.1 million to the 2026 Counterparties pursuant to the 2026 Convertible Note Hedge Transactions. The 2026 Convertible Note Hedge Transactions initially covered, subject to anti-dilution adjustments substantially similar to those in the 2026 Convertible Notes, approximately 2.8 million shares of the Company's common stock, the same number of shares initially underlying the 2026 Convertible Notes, at a strike price of approximately

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$165.65, subject to customary anti-dilution adjustments. The 2026 Convertible Note Hedge Transactions will expire upon the maturity of the 2026 Convertible Notes, subject to earlier exercise or termination. Concurrently with the 2026 Convertible Note Repurchases, we entered into agreements to terminate a proportionate amount of the 2026 Convertible Note Hedge Transactions, which resulted in a reduction of the number of shares of common stock underlying the 2026 Convertible Note Hedge Transactions to an aggregate of 0.6 million shares of common stock. Exercise of the 2026 Convertible Note Hedge Transactions would reduce the number of shares of the Company's common stock outstanding, and therefore would be antidilutive.

4.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Subsequent Event

Freedman Seating Company

In April 2025, the Company acquired substantially all of the business assets of Freedman Seating Company, a manufacturer of transportation seating solutions to the bus, rail, marine, delivery truck, and specialty and commercial vehicle markets. The purchase price was approximately $78.7 million, subject to customary adjustments related to working capital and indebtedness. The results of the acquired business will be included primarily in the OEM segment.

Acquisitions Completed During the Three Months Ended March 31, 2025

Trans/Air Manufacturing Corporation

In March 2025, the Company acquired substantially all of the business assets of Trans/Air Manufacturing Corporation, a manufacturer of climate control systems for the school, commercial, and electric/hybrid vehicle markets. The Company paid $29.6 million in cash consideration at closing with contingent consideration up to a maximum of $2.0 million. The results of the acquired business have been included in the Condensed Consolidated Statements of Income since the acquisition date, primarily in the OEM segment. As this acquisition is not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.

Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2024	$418,220	$167,553	$585,773
Acquisitions	218	—	218
Foreign currency translation	3,707	506	4,213
Net balance – March 31, 2025	$422,145	$168,059	$590,204
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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2025:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$518,072	$237,189	$280,883	6	to	20
Patents	110,127	72,183	37,944	3	to	20
Trade names (finite life)	97,566	30,895	66,671	3	to	20
Trade names (indefinite life)	7,432	—	7,432	Indefinite
Non-compete agreements	5,154	4,793	361	3	to	6
Other	609	345	264	2	to	12
Other intangible assets	$738,960	$345,405	$393,555
Other intangible assets consisted of the following at December 31, 2024:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$508,945	$228,332	$280,613	6	to	20
Patents	111,934	74,010	37,924	3	to	20
Trade names (finite life)	95,879	30,524	65,355	3	to	20
Trade names (indefinite life)	7,432	—	7,432	Indefinite
Non-compete agreements	5,154	4,732	422	3	to	6
Other	609	337	272	2	to	12
Other intangible assets	$729,953	$337,935	$392,018

5.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or net realizable value. Cost includes material, labor, and overhead. Inventories consisted of the following at:

	March 31,	December 31,
(In thousands)	2025	2024
Raw materials	$416,312	$427,585
Work in process	43,253	44,435
Finished goods	257,873	264,584
Inventories, net	$717,438	$736,604
At March 31, 2025 and December 31, 2024, the Company had recorded inventory obsolescence reserves of $83.7 million and $77.7 million, respectively.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.    FIXED ASSETS

Fixed assets consisted of the following at:

	March 31,	December 31,
(In thousands)	2025	2024
Fixed assets, at cost	$968,168	$960,219
Less accumulated depreciation and amortization	540,122	527,491
Fixed assets, net	$428,046	$432,728

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31,	December 31,
(In thousands)	2025	2024
Employee compensation and benefits	$62,064	$70,107
Current portion of accrued warranty	41,484	40,735
Customer rebates	24,119	21,707
Other	71,643	52,726
Accrued expenses and other current liabilities	$199,310	$185,275
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

(In thousands)	2025	2024
Balance at beginning of period	$65,485	$71,578
Provision for warranty expense issued during the period	11,416	8,816
Provision for warranty expense for preexisting warranties	4,825	4,307
Warranty costs paid	(13,202)	(14,586)
Balance at end of period	68,524	70,115
Less long-term portion	(27,040)	(23,390)
Current portion of accrued warranty at end of period	$41,484	$46,725

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.    LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following at:

	March 31,	December 31,
(In thousands)	2025	2024
2030 Convertible Notes	$460,000	$—
2026 Convertible Notes	92,000	460,000
Term Loan	400,000	280,000
Revolving Credit Loan	—	19,263
Other	1,645	1,588
Unamortized deferred financing fees	(15,367)	(3,598)
	938,278	757,253
Less current portion	(3,646)	(423)
Long-term indebtedness	$934,632	$756,830

Credit Agreement

The Company and certain of its subsidiaries are party to a credit agreement dated March 25, 2025 with JPMorgan Chase, N.A., as a lender and administrative agent, and other bank lenders (as amended, the "Credit Agreement"). The Credit Agreement provides for a $600.0 million revolving credit facility (of which up to $50.0 million is available for the issuance of letters of credit (the "LC Facility") and up to $400.0 million is available in approved foreign currencies). The Credit Agreement also provides for term loans (the "Term Loans") to the Company in an aggregate principal amount of $400.0 million. The maturity date of the Term Loans is March 25, 2032 and the maturity date of the revolving credit facility is March 25, 2030 or, if earlier, the date that is 91 days prior to the scheduled maturity date of any convertible notes outstanding at any such time or the date on which the revolving commitments are reduced to zero or otherwise terminated. The Term Loans are required to be repaid in equal $1.0 million quarterly installments in an aggregate amount equal to 1.00 percent of the original principal amount of the Term Loans, commencing on June 30, 2025. The Credit Agreement also permits the Company to request incremental loans under the Credit Agreement and certain other incremental equivalent debt in an aggregate incremental amount equal to the sum of (A) up to the greater of (i) $370.0 million and (ii) an amount equal to 100% of EBITDA for the most recently ended four consecutive fiscal quarters for which financial statements have been delivered pursuant to the Credit Agreement (the “Fixed Incremental Amount”), (B) the amount of any voluntary prepayments of any term loans, incremental equivalent debt or permanent reductions of the revolving commitments as in effect as of the date of the Credit Agreement (which amount shall replenish, but not exceed, the Fixed Incremental Amount), and (C) an unlimited additional amount of additional debt that meets certain requirements set forth in the Credit Agreement, including limitations on any incremental facility that is secured on a pari passu basis or junior basis with the debt under the Credit Agreement, in each case subject to the willingness of the lenders to fund such increase and other customary conditions as further set forth in the Credit Agreement.

Borrowings under the Credit Agreement in U.S. dollars are designated from time to time by the Company to bear interest at either (i) a base rate plus an applicable margin which (a) for borrowings under the revolving credit facility, ranges from 0.25 percent to 1.00 percent depending on the Company's total net leverage ratio (0.50 percent would have been applicable at March 31, 2025 if the Company had elected base rate loans for any revolving credit facility borrowings) and (b) for Term Loans, is 1.5 percent or (ii) a term Secured Overnight Financing Rate ("SOFR") for an interest period selected by the Company plus an applicable margin, which (a) for borrowings under the revolving credit facility ranges from 1.25 percent to 2.00 percent (1.50 percent would have been applicable at March 31, 2025 if the Company had elected term benchmark loans for any revolving credit facility borrowings) depending on the Company’s total net leverage ratio and (b) for any Term Loans, is 2.50%. Foreign currency borrowings bear interest at an index rate available in such currencies plus the same additional interest margins applicable to term SOFR benchmark loans under the revolving credit facility based on the Company's total net leverage ratio. At March 31, 2025, the Company had $4.8 million in issued, but undrawn, standby letters of credit under the LC Facility. A commitment fee ranging from 0.175 percent to 0.275 percent (0.200 percent was applicable at March 31, 2025) depending on the Company's total net leverage ratio accrues on the actual daily amount that the revolving commitment exceeds the revolving credit exposure.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pursuant to the Credit Agreement, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain a minimum interest coverage ratio, and must comply with certain other covenants. At March 31, 2025, the Company was in compliance with all financial covenants. The maximum net leverage ratio covenant limits the amount of consolidated outstanding indebtedness that the Company may incur on a trailing twelve-month EBITDA. Availability under the Company’s revolving credit facility was not affected by this limitation at March 31, 2025. The Company believes the availability under the revolving credit facility under the Credit Agreement, along with its cash flows from operations, are adequate to finance the Company's anticipated cash requirements for the next twelve months.

At March 31, 2025, the fair value of the Company's floating rate long-term debt under the Credit Agreement approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

The Company used a portion of the proceeds of the Term Loans to repay the remaining outstanding principal of the term loan under the previous credit agreement of $280.0 million, and the previous credit agreement was terminated. The Company recognized a loss on extinguishment of debt related to the previous term loan of $1.9 million during the three months ended March 31, 2025.

Convertible Notes

2030 Convertible Notes

On March 14, 2025, the Company issued $460.0 million in aggregate principal amount of 2030 Convertible Notes in a private placement to certain qualified institutional buyers, resulting in net proceeds to the Company of approximately $447.0 million after deducting the initial purchasers’ discounts and offering expenses payable by the Company. The 2030 Convertible Notes bear interest at a coupon rate of 3.000 percent per annum, payable semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2025. The 2030 Convertible Notes will mature on March 1, 2030, unless earlier converted, redeemed, or repurchased, in accordance with their terms.

As of March 31, 2025, the conversion rate of the 2030 Convertible Notes was 8.5745 shares of the Company’s common stock per $1,000 principal amount of the 2030 Convertible Notes. The conversion rate of the 2030 Convertible Notes is subject to further adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the 2030 Notes Indenture) or upon a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 2030 Convertible Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

Prior to the close of business on the business day immediately preceding November 1, 2029, the 2030 Convertible Notes are convertible at the option of the holders only under certain circumstances as set forth in the 2030 Notes Indenture. On or after November 1, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2030 Convertible Notes at any time. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2030 Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of the Company's common stock, or a combination of cash and shares of the Company's common stock, at the Company's election, in respect of the remainder, if any, of the Company's conversion obligation in excess of the aggregate principal amount of the 2030 Convertible Notes being converted.

The Company may not redeem the 2030 Convertible Notes prior to March 6, 2028, except in the event of a Cleanup Redemption (as defined below). Beginning on March 6, 2028, the Company may redeem for cash all or any portion of the 2030 Convertible Notes, at the Company's option, if (i) the last reported sale price of the Company's common stock has been at least 130 percent of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (ii) the Liquidity Conditions (as defined in the 2030 Notes Indenture) are met at a redemption price equal to 100 percent of the principal amount of the 2030 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. In addition, the Company may redeem for cash all, but not less than all, of the 2030 Convertible Notes at any time at a redemption price equal to 100 percent of the principal amount of the 2030 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date if (i) the amount of the 2030 Convertible Notes that remains outstanding is less than 25 percent of the aggregate principal amount of the 2030 Convertible Notes initially issued under the 2030 Notes Indenture and (ii) the Liquidity Conditions are met (such redemption, a “Cleanup Redemption”). Upon the occurrence of a fundamental change (as defined in the 2030 Notes Indenture), subject to certain conditions and a limited exception, holders of the 2030 Convertible

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Notes may require the Company to repurchase for cash all or any portion of their 2030 Convertible Notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price equal to 100 percent of the principal amount of the 2030 Convertible Notes to be repurchased, plus accrued and unpaid interest on such 2030 Convertible Notes to, but excluding, the fundamental change repurchase date (as defined in the 2030 Notes Indenture).

The 2030 Convertible Notes are senior unsecured obligations and rank senior in right of payment to all of the Company's indebtedness that is expressly subordinated in right of payment to the 2030 Convertible Notes, equal in right of payment with all the Company's liabilities that are not so subordinated, effectively junior to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company's subsidiaries. The 2030 Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the named trustee or the holders of at least 25 percent of the aggregate principal amount of the outstanding 2030 Convertible Notes may declare 100 percent of the principal of, and accrued and unpaid interest, if any, on all the outstanding 2030 Convertible Notes to be due and payable.

The 2030 Convertible Notes are not registered securities nor listed on any securities exchange but may be actively traded by qualified institutional buyers. The fair value of the 2030 Convertible Notes of $450.8 million at March 31, 2025 was estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

2026 Convertible Notes

On May 13, 2021, the Company issued $460.0 million in aggregate principal amount of 2026 Convertible Notes in a private placement to certain qualified institutional buyers, resulting in net proceeds to the Company of approximately $447.8 million after deducting the initial purchasers' discounts and offering expenses payable by the Company. The 2026 Convertible Notes bear interest at a coupon rate of 1.125 percent per annum, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. The 2026 Convertible Notes will mature on May 15, 2026, unless earlier converted, redeemed, or repurchased, in accordance with their terms.

As of March 31, 2025, the conversion rate of the 2026 Convertible Notes was 6.2277 shares of the Company's common stock per $1,000 principal amount of the 2026 Convertible Notes. The conversion rate of the 2026 Convertible Notes is subject to further adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the 2026 Notes Indenture) or upon a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 2026 Convertible Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

Prior to the close of business on the business day immediately preceding January 15, 2026, the 2026 Convertible Notes are convertible at the option of the holders only under certain circumstances as set forth in the 2026 Notes Indenture. On or after January 15, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2026 Convertible Notes at any time. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2026 Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of the Company's common stock, or a combination of cash and shares of the Company's common stock, at the Company's election, in respect of the remainder, if any, of the Company's conversion obligation in excess of the aggregate principal amount of the 2026 Convertible Notes being converted.

Beginning on May 20, 2024, the Company may redeem for cash all or any portion of the 2026 Convertible Notes, at the Company's option, if the last reported sale price of the Company's common stock has been at least 130 percent of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100 percent of the principal amount of the 2026 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon the occurrence of a fundamental change (as defined in the 2026 Notes Indenture), subject to certain conditions, holders of the 2026 Convertible Notes may require the Company to repurchase for cash all or any portion of their 2026 Convertible Notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price equal to 100 percent of the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest on such 2026 Convertible Notes to, but not including, the fundamental change repurchase date (as defined in the 2026 Notes Indenture).

The 2026 Convertible Notes are senior unsecured obligations and rank senior in right of payment to all of the Company's indebtedness that is expressly subordinated in right of payment to the 2026 Convertible Notes, equal in right of

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
payment with all the Company's liabilities that are not so subordinated, effectively junior to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally junior to all indebtedness and other liabilities (including trade payables) of the Company's subsidiaries. The 2026 Notes Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the named trustee or the holders of at least 25 percent of the aggregate principal amount of the outstanding 2026 Convertible Notes may declare 100 percent of the principal of, and accrued and unpaid interest, if any, on all the outstanding 2026 Convertible Notes to be due and payable.

The 2026 Convertible Notes are not registered securities nor listed on any securities exchange but may be actively traded by qualified institutional buyers. The fair value of the 2026 Convertible Notes of $88.2 million at March 31, 2025 was estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

On March 14, 2025, the Company settled certain separate, privately negotiated transactions (the "2026 Convertible Note Repurchases") with certain holders of the 2026 Convertible Notes to repurchase $368.0 million aggregate principal amount of the 2026 Convertible Notes using $370.3 million of the net proceeds received from the issuance of the 2030 Convertible Notes. In connection with the 2026 Convertible Note Repurchases, the Company recorded a loss on extinguishment of debt of $6.2 million. Concurrently with the 2026 Convertible Note Repurchases, the Company entered into agreements to terminate a proportionate amount of the 2026 Warrants and the 2026 Convertible Note Hedge Transactions, which resulted in net proceeds to the Company of $1.4 million.

9.    LEASES

The Company leases certain manufacturing and warehouse facilities, administrative office space, semi-tractors, trailers, forklifts, and other equipment through operating leases with unrelated third parties. The components of lease expense were as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Operating lease expense	$16,570	$15,688
Short-term lease expense	834	987
Variable lease expense	916	886
Total lease expense	$18,320	$17,561

10.    COMMITMENTS AND CONTINGENCIES

Holdback Payments and Contingent Consideration

From time to time, the Company finances a portion of its business combinations with deferred acquisition payments ("holdback payments") and/or contingent earnout provisions. Holdback payments are accrued at their discounted present value. As required, the liability for contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods. Holdback payment and contingent consideration balances were not material at March 31, 2025.

Product Recalls

From time to time, the Company cooperates with, and assists its customers on, their product recalls and inquiries, and occasionally receives inquiries directly from the National Highway Traffic Safety Administration regarding reported incidents involving the Company’s products. As a result, the Company has incurred expenses associated with product recalls from time to time and may incur expenditures for future investigations or product recalls. Product recall reserves were not material at March 31, 2025.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Environmental

The Company's operations are subject to certain Federal, state, and local regulatory requirements relating to the use, storage, discharge, and disposal of hazardous materials used during the manufacturing processes. Although the Company believes its operations have been consistent with prevailing industry standards and are in substantial compliance with applicable environmental laws and regulations, one or more of the Company’s current or former operating sites, or adjacent sites owned by third-parties, have been affected, and may in the future be affected, by releases of hazardous materials. As a result, the Company may incur expenditures for future investigation and remediation of these sites, including in conjunction with voluntary remediation programs or third-party claims. Environmental reserves were not material at March 31, 2025.

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2025, would not be material to the Company's financial position or results of operations.

11.    STOCKHOLDERS' EQUITY

The following table summarizes information about shares of the Company's common stock at:

	March 31,	December 31,
(In thousands)	2025	2024
Common stock authorized	75,000	75,000
Common stock issued	28,886	28,804
Treasury stock	3,650	3,341
Common stock outstanding	25,236	25,463

The table below summarizes the regular quarterly dividends declared and paid during the periods ended March 31, 2025 and December 31, 2024:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2024	$1.05	03/08/24	03/22/24	$26,721
Second Quarter 2024	1.05	05/31/24	06/14/24	26,734
Third Quarter 2024	1.05	08/30/24	09/13/24	26,736
Fourth Quarter 2024	1.15	11/29/24	12/13/24	29,280
Total 2024	$4.30			$109,471

First Quarter 2025	$1.15	03/07/25	03/21/25	$29,352

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

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2024	301,477	$119.84
Issued	412	87.43
Granted	149,526	103.82
Dividend equivalents	4,265	88.16
Forfeited	(1,701)	119.43
Vested	(128,498)	120.92
Outstanding at March 31, 2025	325,481	$111.93

Performance Stock Units

The 2018 Plan provides for performance stock units ("PSUs") that vest at a specific future date based on achievement of specified performance conditions. Transactions in PSUs under the 2018 Plan are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2024	245,878	$120.26
Granted	78,771	103.82
Dividend equivalents	3,237	88.16
Forfeited	(76,651)	122.07
Outstanding at March 31, 2025	251,235	$114.47

Stock Repurchase Program

On May 19, 2022, the Company's Board of Directors authorized a stock repurchase program granting the Company authority to repurchase up to $200.0 million of the Company's common stock over a three-year period, ending on May 19, 2025. The timing of stock repurchases, and the number of shares, will depend upon the market conditions and other factors. Share repurchases, if any, will be made in the open market and in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program may be modified, suspended, or terminated at any time by the Board of Directors. In March 2025, the Company purchased 308,898 shares at a weighted average price of $91.47 per share, totaling $28.4 million, including excise tax. No shares were purchased in 2024. As of March 31, 2025, there was $147.6 million remaining under the stock repurchase program.

12.    SEGMENT REPORTING

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

The OEM Segment, which accounted for 79 percent and 78 percent of consolidated net sales for the three months ended March 31, 2025 and 2024, respectively, manufactures and distributes a broad array of highly engineered components for the leading OEMs in the recreation and transportation markets, consisting of RVs and adjacent industries, including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing. Approximately 57 percent of the Company's OEM Segment net sales for the three months ended March 31, 2025 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 21 percent and 22 percent of consolidated net sales for the three months ended March 31, 2025 and 2024, respectively, supplies engineered components to the related aftermarket channels of the recreation and transportation markets, primarily to retail dealers, wholesale distributors, and service centers, as well as directly to retail customers via the Internet. The Aftermarket Segment also includes biminis, covers, buoys, and fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, tankless water heaters, and the sale of replacement glass and awnings to fulfill insurance claims.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company's chief operating decision maker ("CODM") is its President and Chief Executive Officer. The decisions concerning the allocation of the Company's resources are made by the CODM with oversight by the Board of Directors. The CODM evaluates the performance of each segment and makes decisions concerning the allocation of resources based upon segment operating profit, generally defined as income before interest expense and income taxes. Segment assets are not reviewed by the CODM and therefore are not disclosed below. Management of debt is a corporate function. The accounting policies of the OEM and Aftermarket Segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

The following tables present the Company's revenues disaggregated by segment and geography based on the billing address of the Company's customers:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$466,353	$4,841	$471,194	$380,162	$10,601	$390,763
Motorhomes	36,189	23,419	59,608	40,004	28,834	68,838
Adjacent Industries OEMs	245,531	47,222	292,753	248,512	50,198	298,710
Total OEM Segment net sales	748,073	75,482	823,555	668,678	89,633	758,311
Aftermarket Segment:
Total Aftermarket Segment net sales	199,723	22,312	222,035	189,648	20,070	209,718
Total net sales	$947,796	$97,794	$1,045,590	$858,326	$109,703	$968,029
(a) Net sales to customers in the United States of America
(b) Net sales to customers domiciled in countries outside of the United States of America

Corporate expenses are allocated between the segments based upon net sales. Accretion related to contingent consideration and other non-segment items are included in the segment to which they relate. Information relating to segments follows:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(In thousands)	OEM	Aftermarket	Total	OEM	Aftermarket	Total
Net sales to external customers	$823,555	$222,035	$1,045,590	$758,311	$209,718	$968,029
Cost of sales	646,480	147,361	793,841	610,983	133,140	744,123
Gross profit	177,075	74,674	251,749	147,328	76,578	223,906
Selling, general and administrative expenses	115,102	55,330	170,432	114,492	51,803	166,295
Operating profit	$61,973	$19,344	$81,317	$32,836	$24,775	$57,611

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the Company's revenue disaggregated by product:

	Three Months Ended March 31,
(In thousands)	2025	2024
OEM Segment:
Chassis, chassis parts, and slide-out mechanisms	$242,920	$212,139
Windows and doors	229,521	217,622
Furniture and mattresses	113,180	105,449
Axles, ABS, and suspension solutions	88,610	85,292
Appliances	77,650	69,657
Other	71,674	68,152
Total OEM Segment net sales	823,555	758,311
Total Aftermarket Segment net sales	222,035	209,718
Total net sales	$1,045,590	$968,029

LCI INDUSTRIES
ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of Part I of this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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
Our diverse portfolio of innovative and high-quality products includes:
•Chassis & Suspension Solutions: Steel chassis, axles, anti-lock braking systems ("ABS"), suspension systems, and stabilizer/leveling systems (manual, electric, and hydraulic)
•Outdoor Living Systems: Awnings, slide-out mechanisms, and accessories
•Windows, Doors & Steps: Vinyl, aluminum, and frameless windows; entry, luggage, patio, and ramp doors; and electric and manual entry steps
•Interior & Appliance Solutions: Thermoformed bath and kitchen products, furniture, mattresses, tankless water heaters, air conditioners, appliances, electronic components, televisions, and sound systems
•Towing & Truck Accessories: Hitches, pin boxes, grill guards, towing electrical, and towing and truck accessories
At March 31, 2025, we operated over 110 manufacturing and distribution facilities located throughout North America and Europe, supporting key industries such as recreational vehicles ("RVs"), marine products, utility trailers, transportation, and residential and commercial construction industries. Our core manufacturing competencies include:

•Metal fabrication and welding	•Power and motion systems
•Lamination	•Electronics
•Glass fabrication	•Plastics forming
•Cut and sew
We operate in two primary segments: OEM and Aftermarket. Together, these segments leverage our manufacturing competencies, leadership expertise, customer relationships, and market insights to drive efficiencies and innovation that enable us to maintain a leadership position in the RV market while continuing to expand in adjacent industries and aftermarket channels. Intersegment sales are insignificant. See Note 12 of the Notes to Condensed Consolidated Financial Statements for further information regarding our segments.
OEM Segment: Our OEM Segment services leading OEMs in recreation, transportation, and housing markets. Our strategically located manufacturing and distribution facilities across North America and Europe provide efficient service to OEMs. Key markets served by our OEM Segment include RVs and Adjacent Industries.
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

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Most industries where we sell products, or where our products are used, historically have been seasonal and are generally at the highest levels when the weather is moderate. Accordingly, our sales and profits have generally been the highest in the second quarter and lowest in the fourth quarter. However, because of fluctuations in dealer inventories, the impact of international, national, and regional economic conditions, consumer confidence on retail sales of RVs and other products for which we sell our components, the timing of dealer orders, and the impact of severe weather conditions on the timing of industry-wide shipments from time to time, current and future seasonal industry trends have been, and may in the future be, different than in prior years. Additionally, many of the optional upgrades and non-critical replacement parts for RVs are purchased outside the normal product selling season, thereby causing certain Aftermarket Segment sales to be counter-seasonal.

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
According to the Recreation Vehicle Industry Association ("RVIA"), industry-wide wholesale shipments from the United States of travel trailer and fifth-wheel RVs, our primary RV market, increased 18 percent to 86,400 units in the first three months of 2025, compared to the same period in 2024. Retail demand for travel trailer and fifth-wheel RVs decreased 7 percent in the first three months of 2025 compared to the same period in 2024, as inflation and elevated interest rates continued to pressure consumer discretionary spending, dampening demand. Retail registration data is often revised upward in subsequent months due to reporting delays.
While we track our OEM Segment RV sales against wholesale shipment statistics, the health of the RV industry is ultimately determined by retail demand. The table below highlights trends in wholesale shipments, retail sales, and dealer inventory adjustments for travel trailers and fifth-wheel RVs, as reported by Statistical Surveys, Inc. ("Statistical Surveys").

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended March 31, 2025	86,400	18%	60,600	(7)%	25,800
Quarter ended December 31, 2024	67,700	7%	55,300	3%	12,400
Quarter ended September 30, 2024	68,500	11%	87,800	(5)%	(19,300)
Quarter ended June 30, 2024	82,000	15%	99,000	(9)%	(17,000)
Twelve months ended March 31, 2025	304,600	13%	302,700	(5)%	1,900

Quarter ended March 31, 2024	73,500	17%	65,400	(9)%	8,100
Quarter ended December 31, 2023	63,400	2%	53,700	(9)%	9,700
Quarter ended September 30, 2023	61,500	(16)%	92,000	(13)%	(30,500)
Quarter ended June 30, 2023	71,500	(47)%	109,200	(16)%	(37,700)
Twelve months ended March 31, 2024	269,900	(19)%	320,300	(13)%	(50,400)

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first three months of 2025 decreased 11 percent to 9,300 units compared to the first three months of 2024. Retail demand for motorhome RVs in the first

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
three months of 2025 decreased 5 percent to 9,300 units compared to the first three months of 2024. Retail demand has declined from post-pandemic elevated levels, primarily driven by inflation and higher interest rates impacting retail consumer discretionary spending.

OEM Segment - Adjacent Industries: Our expertise in RV components extends to adjacent industries, including boats, buses, trailers, trucks, trains, manufactured homes, and modular housing. These adjacent industries offer significant growth opportunities, including by helping us leverage our established relationships with OEMs that often operate in multiple sectors. While the potential content per unit we may supply to adjacent industries varies across these markets, and is different than RVs, they represent meaningful diversification opportunities.

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

RESULTS OF OPERATIONS

Consolidated Highlights

•Consolidated net sales in the first quarter of 2025 were $1,045.6 million, an increase of 8.0 percent, from $968.0 million in the same period of 2024. The increase was primarily due to higher North American RV sales driven by higher unit volume and market share gains.
•Net income for the first quarter of 2025 was $49.4 million, or $1.94 per diluted share, compared to net income of $36.5 million, or $1.44 per diluted share, for the same period of 2024.
•Consolidated operating profit during the first quarter of 2025 was $81.3 million, compared to $57.6 million in the same period of 2024. Operating profit margin was 7.8 percent in the first quarter of 2025 compared to 6.0 percent in the same period of 2024. The increase was primarily due to higher North American RV sales volumes and decreases in material costs.
•The cost of steel consumed in certain of our manufactured components decreased in the first quarter of 2025 compared to the same period of 2024. Raw material costs are subject to continued fluctuation and impact certain contractual selling prices which are indexed to select commodities.
•We issued $460 million of 3.000% convertible senior notes due 2030 (the "2030 Convertible Notes") and repurchased $368.0 million of our 1.125% convertible senior notes due 2026 (the "2026 Convertible Notes") in the first quarter of 2025.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
•We refinanced our credit agreement with a $600 million revolving credit facility and a $400 million term loan in the first quarter of 2025.
•In the first quarter of 2025, we returned $57.6 million to shareholders through a quarterly dividend of $1.15 per share, aggregating $29.4 million, and $28.3 million in share repurchases.

OEM Segment - First Quarter

Net sales of the OEM Segment in the first quarter of 2025 increased by $65.2 million, compared to the same period of 2024. Net sales of components to OEMs were to the following markets for the three months ended March 31:

(In thousands)	2025	2024	Change
RV OEMs:
Travel trailers and fifth-wheels	$471,194	$390,763	21%
Motorhomes	59,608	68,838	(13)%
Adjacent Industries OEMs	292,753	298,710	(2)%
Total OEM Segment net sales	$823,555	$758,311	9%

According to the RVIA, industry-wide wholesale unit shipments for the three months ended March 31 were:

	2025	2024	Change
Travel trailer and fifth-wheels	86,400	73,500	18%
Motorhomes	9,300	10,400	(11)%

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

Content per:	2025	2024	Change
Travel trailer and fifth-wheel	$5,164	$5,097	1%
Motorhome	$3,750	$3,656	3%

Our average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by changes in selling prices for our products, market share gains, and acquisitions. For the twelve months ended March 31, 2025, travel trailer and fifth-wheel RV content increased year-over year due primarily to market share gains, partially offset by a shift in RV unit mix toward lower content single axle travel trailers.

Our increase in net sales to RV OEMs during the first quarter of 2025 was primarily driven by an 18 percent increase in North American travel trailer and fifth-wheel wholesale shipments and market share gains, partially offset by a 11 percent decrease in motorhome wholesale shipments. The increase in North American travel trailer and fifth-wheel wholesale shipments was primarily due to retail dealers restocking inventories for the 2025 selling season compared to inventory reduction efforts during 2024.

Our decrease in net sales to OEMs in Adjacent Industries during the first quarter of 2025 was primarily due to lower sales to North American marine and powersports OEMs, partially offset by higher sales to utility trailer OEMs. The decrease in sales to North American marine and powersports OEMs was driven by current dealer inventory levels, inflation, and elevated interest rates impacting retail consumer demand.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Operating profit of the OEM Segment was $62.0 million in the first quarter of 2025, an increase of $29.1 million compared to the same period of 2024. The operating profit margin of the OEM Segment increased to 7.5 percent in the first quarter of 2025, compared to 4.3 percent for the same period of 2024, and was positively impacted by:
•The impact of fixed costs spread over increased sales, which increased operating profit by $8.6 million related to fixed production overhead costs and $7.8 million related to fixed selling, general, and administrative costs.
•Lower material costs, which positively impacted operating profit by $9.1 million compared to the same period in 2024, primarily related to steel prices and material sourcing strategies.
•Increases in production labor efficiencies, which positively impacted operating profit by $2.7 million compared to the same period in 2024.
Partially offset by:
•Decreases in selling prices, which negatively impacted operating profit by $1.7 million related to prices contractually tied to indices of select commodities and by $1.1 million related to decreases for targeted products compared to the same period in 2024.
Amortization expense on intangible assets for the OEM Segment was $9.1 million in the first quarter of 2025, compared to $10.3 million in the same period of 2024. Depreciation expense on fixed assets for the OEM Segment was $12.3 million in the first quarter of 2025, compared to $14.0 million in the same period of 2024.

Aftermarket Segment - First Quarter

Net sales of the Aftermarket Segment in the first quarter of 2025 increased by $12.3 million, compared to the same period of 2024. Net sales of components in the Aftermarket Segment were as follows for the three months ended March 31:

(In thousands)	2025	2024	Change
Total Aftermarket Segment net sales	$222,035	$209,718	6%

Our net sales of the Aftermarket Segment for the first quarter of 2025 increased compared to the same period in 2024, primarily driven by higher volumes within the RV and marine aftermarkets and market share gains in the automotive aftermarket.

Operating profit of the Aftermarket Segment was $19.3 million in the first quarter of 2025, a decrease of $5.4 million compared to the same period of 2024. The operating profit margin of the Aftermarket Segment was 8.7 percent in the first quarter of 2025, compared to 11.8 percent in the same period in 2024, and was negatively impacted by:
•Increases in sales mix toward lower margin products, which negatively impacted operating profit by $5.2 million compared to the same period in 2024.
•Decreases in automotive aftermarket production volumes due to uncertainty in retail volumes for the remainder of the year reduced utilization of fixed production overhead costs, which negatively impacted operating profit by $0.9 million compared to the same period in 2024.
•Investments in distribution and logistics technology to support continued growth in the aftermarket segment negatively impacted operating profit by $0.5 million compared to the same period of 2024.
Amortization expense on intangible assets for the Aftermarket Segment was $3.8 million in the first quarter of 2025, consistent with the same period of 2024. Depreciation expense on fixed assets for the Aftermarket Segment was $4.3 million in the first quarter of 2025, compared to $4.6 million in the same period of 2024.

Interest Expense

Interest expense, net was $6.0 million for the three months ended March 31, 2025, compared to $9.3 million in the same period of 2024. The decrease in net interest expense was primarily due to net repayments on the revolving credit facility of $52.5 million in 2024 and repayments of $19.3 million in the three months ended March 31, 2025, principal prepayments on our previous term loan in 2024, and interest income of $1.3 million earned on investments in money market mutual funds for the three months ended March 31, 2025, partially offset by interest on the 2030 Convertible Notes and higher interest rates on

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
our adjustable rate debt including the term loans and revolving credit facility. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

Loss on Extinguishment of Debt

In the three months ended March 31, 2025, we recorded an $8.1 million loss on extinguishment of debt, consisting of $6.2 million in connection with the repurchase of a portion of our 2026 Convertible Notes and $1.9 million related to the repayment of our previous term loan.

Income Taxes

The effective tax rate for the three months ended March 31, 2025 and 2024 was 26.5 percent and 24.3 percent, respectively. The effective tax rate for the three months ended March 31, 2025 differed from the Federal statutory rate primarily due to state taxes, foreign taxes, and non-deductible expenses, partially offset by Federal and Indiana research and development credits. The increase in the effective tax rate for the three months ended March 31, 2025 as compared to the same period in 2024 was primarily due to discrete tax expense related to tax deficiencies on stock-based compensation and a decrease in cash surrender value of company owned life insurance policies.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We maintain a level of cash and liquidity sufficient to allow us to meet our cash needs in the short term. Over the long term, we manage our cash and capital structure to maximize shareholder return, maintain our financial condition, and maintain flexibility for our future strategic investments. We continuously assess our capital requirements, working capital needs, debt and leverage levels, debt and lease maturity schedules, capital expenditure requirements, dividends, future investments or acquisitions, and potential share repurchases. We believe our operating cash flows, credit facilities, as well as any potential future borrowings, will be sufficient to fund our future payments and long-term initiatives.

As of March 31, 2025, we had $231.2 million in cash and cash equivalents, and $595.3 million of availability under our revolving credit facility under the Credit Agreement (as defined in Note 8 of the Notes to Condensed Consolidated Financial Statements). We also have the ability to request an increase to the revolving and/or incremental term loan facilities by up to an additional $370.0 million in the aggregate upon approval of the lenders providing any such increase and the satisfaction of certain other conditions. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

We believe the availability under the revolving credit facility under the Credit Agreement, along with our cash flows from operations, are adequate to finance our anticipated cash requirements for the next twelve months.

The Condensed Consolidated Statements of Cash Flows reflect the following for the three months ended March 31:

(In thousands)	2025	2024
Net cash flows provided by (used in) operating activities	$42,718	$(7,654)
Net cash flows used in investing activities	(42,040)	(8,435)
Net cash flows provided by (used in) financing activities	66,871	(26,447)
Effect of exchange rate changes on cash and cash equivalents	(2,062)	(996)
Net increase (decrease) in cash and cash equivalents	$65,487	$(43,532)

Cash Flows from Operating Activities
Net cash flows provided by operating activities were $42.7 million in the first three months of 2025, compared to $7.7 million used in the first three months of 2024. The increase in net cash flows provided by operating activities was primarily due to the net change in assets and liabilities, net of acquired businesses, as it used $30.9 million less cash in the first three months of 2025 compared to the same period in 2024, and an increase in net income of $12.9 million. The primary use of

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
cash in net assets was the increase of $149.6 million in accounts receivable due to seasonally higher sales in the first three months of 2025.
Depreciation and amortization was $29.5 million in the first three months of 2025, and is expected to be approximately $115 to $125 million for the full year 2025. Non-cash stock-based compensation expense in the first three months of 2025 was $4.9 million. Non-cash stock-based compensation expense is expected to be approximately $18 to $23 million for the full year 2025.

Cash Flows from Investing Activities
Cash flows used in investing activities of $42.0 million in the first three months of 2025 were primarily comprised of $29.6 million for the acquisition of a business and $9.0 million for capital expenditures. Cash flows used in investing activities of $8.4 million in the first three months of 2024 were primarily comprised of $8.6 million for capital expenditures.
Our capital expenditures are primarily for replacement and growth. Over the long term, based on our historical capital expenditures, the replacement portion has averaged approximately one to two percent of net sales, while the growth portion has averaged approximately two to three percent of net sales. However, there are many factors that can impact the actual spending compared to these historical averages. We estimate full year 2025 capital expenditures of $50 to $70 million, including investments in automation and lean projects, which we expect to fund with cash flows from operations or periodic borrowings under the revolving credit facility.
Capital expenditures and acquisitions of businesses in the first three months of 2025 were funded by cash on hand and borrowings under our Credit Agreement. Capital expenditures and any acquisitions in the remainder of fiscal year 2025 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under our revolving credit facility.

Cash Flows from Financing Activities
Cash flows provided by financing activities of $66.9 million in the first three months of 2025 were primarily comprised of the following:
•net proceeds from the issuance of our 2030 Convertible Notes of $448.5 million,
•proceeds from term loan borrowings of $391.0 million,
•proceeds from the issuance of warrants of $27.6 million, and
•net proceeds of $1.4 million from the termination of a portion of our 2026 warrants and convertible note hedge transactions,
Partially offset by:
•payments of $368.9 million for the repurchase of a portion of our 2026 Convertible Notes,
•debt repayments of $299.4 million under our revolving credit facility, term loan, and other borrowings,
•payments of $67.6 million for the purchase of convertible note hedge contracts,
•payments of quarterly dividends of $29.4 million,
•payments for the repurchase of common stock of $28.3 million,
•cash outflows of $4.8 million related to vesting of stock-based awards, net of shares tendered for payment of taxes, and
•payments of debt issuance costs of $3.1 million.
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

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
The Credit Agreement includes both financial and non-financial covenants. The covenants dictate we shall not permit our net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At March 31, 2025, we were in compliance with all financial covenants.
We have paid regular quarterly dividends since 2016. Future dividend policy with respect to our common stock will be determined by our Board of Directors in light of our prevailing financial needs, earnings, and other relevant factors, including any limitations in our debt agreements, such as maintenance of certain financial ratios.
In May 2022, our Board of Directors authorized a stock repurchase program for the purchase of up to $200.0 million of our common stock over a three-year period ending on May 19, 2025. Under this stock repurchase program, we purchased 308,898 shares at a weighted average price of $91.47 per share during the three months ended March 31, 2025, using approximately $28.3 million of the net proceeds from the offering of the 2030 Convertible Notes. No shares were repurchased during the three months ended March 31, 2024. As of March 31, 2025, there was $147.6 million remaining under the stock repurchase program.

CORPORATE GOVERNANCE

We are in compliance with the corporate governance requirements of the Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange. Our governance documents, committee charters, and key practices have been posted to the “Investors” section of our website (www.lci1.com) and are updated periodically. The website also contains, or provides direct links to, all SEC filings, press releases and investor presentations. We have also established a Whistleblower Policy, which includes a toll-free hotline (800-461-9330) to report complaints about our accounting, internal controls, auditing matters or other concerns. The Whistleblower Policy and procedure for complaints can be found on our website (www.lci1.com).

CONTINGENCIES

Information required by this item is included in Note 10 of the Notes to Condensed Consolidated Financial Statements and is incorporated herein by reference.

RAW MATERIALS INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by us which are made from these raw materials, are influenced by demand and other factors specific to these commodities, including tariffs for materials sourced internationally. While the prices of steel and aluminum consumed in certain of our manufactured components in the first three months of 2025 were favorable as compared to the first three months of 2024, commodity prices for steel and aluminum generally have been increasing, including during the first three months of 2025, and are expected remain elevated through the remainder of 2025. However, prices of these commodities have historically been volatile and there can be no assurances of future prices. Please see "Results of Operations" above for additional information regarding the impact of raw material costs on our results of operations for the first three months of 2025.

NEW ACCOUNTING PRONOUNCEMENTS

Information required by this item is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

Our Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which requires certain estimates and assumptions to be made that affect amounts and disclosures reported in those financial statements and the related accompanying notes. Actual results could differ from these estimates and assumptions.

For a discussion of our critical accounting estimates, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting estimates as described in that Annual Report.

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

Forward-looking statements, including, without limitation, those relating to the Company's production levels, future business prospects, net sales, expenses and income (loss), capital expenditures, tax rate, cash flow, financial condition, liquidity, covenant compliance, retail and wholesale demand, integration of acquisitions, R&D investments, commodity prices, addressable markets, and industry trends, whenever they occur in this Form 10-Q, are necessarily estimates reflecting the best judgment of the Company's senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, the impacts of costs and availability of, and tariffs on, raw materials (particularly steel and aluminum) and other components, future pandemics, geopolitical tensions, armed conflicts, or natural disasters on the global economy and on the Company's customers, suppliers, team members, business and cash flows, pricing pressures due to domestic and foreign competition, seasonality and cyclicality in the industries to which we sell our products, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which we sell our components, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the costs, pace of, and successful integration of acquisitions and other growth initiatives, availability and costs of production facilities and labor, team member benefits, team member retention, realization and impact of expansion plans, efficiency improvements and cost reductions, the disruption of business resulting from natural disasters or other unforeseen events, the successful entry into new markets, the costs of compliance with environmental laws, laws of foreign jurisdictions in which we operate, other operational and financial risks related to conducting business internationally, and increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, warranty and product liability claims or product recalls, interest rates, oil and gasoline prices, and availability, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which we sell our components, and other risks and uncertainties discussed more fully under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, and in the Company's subsequent filings with the SEC, including the Company's Quarterly Reports on Form 10-Q. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

LCI INDUSTRIES
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in short-term interest rates on our variable rate debt. Depending on the interest rate option selected as further described in Note 8 of the Notes to Condensed Consolidated Financial Statements, interest is charged based on an indexed rate plus an applicable margin. Assuming a hypothetical increase of 0.25 percent in the indexed interest rate (which approximates a six percent increase of the weighted-average interest rate on our borrowings as of March 31, 2025), our results of operations would not be materially affected.
We are also exposed to changes in the prices of raw materials, specifically steel and aluminum. We have, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in steel and aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. We had no outstanding derivative instruments on commodities at March 31, 2025 and December 31, 2024.
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
As of the end of the period covered by this Form 10-Q, we performed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
b.Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LCI INDUSTRIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, we are subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2025, would not be material to our financial position or results of operations.

ITEM 1A – RISK FACTORS

There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the SEC on February 21, 2025, except that the following risk factor is added:

Changing conditions and uncertainty over global tariffs, or the financial impact of tariffs and resulting consequences, may negatively affect our business, operating results, and financial condition.

Changes in U.S. domestic and global tariff frameworks have increased our costs of sourcing goods and resulted in additional risks to our supply chain. Recently, the U.S. government has imposed significant tariffs impacting a wide variety of goods across multiple countries and indicated that additional tariffs may be imposed in the near future. In response, some countries have announced or imposed tariffs on goods made in the U.S. These actions could negatively impact demand for our products or increase the cost to manufacture our products, which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Political tensions and uncertainty as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could in turn have a material adverse impact on our business, financial condition, and results of operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in millions)
January 2025	—	$—	—	$175.9
February 2025	—	$—	—	$175.9
March 2025	308,898	$91.47	308,898	$147.6
Total	308,898	$91.47

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

See Note 11 - Stockholders' Equity of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases.

ITEM 5 - OTHER INFORMATION

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6 – EXHIBITS

a)    Exhibits as required by Item 601 of Regulation S-K:

1	3.1	Amended and Restated Certificate of Incorporation of LCI Industries, conformed version that includes all amendments through May 16, 2024 (incorporated by reference to Exhibit 3.3 included in the Registrant's Form 10-Q filed on August 6, 2024).
2	3.2	Amended and Restated Bylaws of LCI Industries, effective March 9, 2023 (incorporated by reference to Exhibit 3.2 included in the Registrant's Form 10-Q filed on May 9, 2023).
3	4.1	Indenture, dated March 14, 2025 by and between LCI Industries and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 included in the Registrant's Form 8-K filed on March 17, 2025).
4	4.2	Form of 3.00% Convertible Senior Note due 2030 (incorporated by reference to Exhibit 4.1 above).
5	10.1	Credit Agreement, dated as of March 25, 2025, by and among LCI Industries, Lippert Components, Inc., LCI Industries B.V., each other Subsidiary of the Company listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
6	10.2	Purchase Agreement, dated March 11, 2025, by and among LCI Industries, Wells Fargo Securities, LLC, BofA Securities, Inc. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed on March 17, 2025).
7	10.3*	Base Convertible Note Hedge Confirmation, dated March 11, 2025, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 included in the Registrant's Form 8-K filed on March 17, 2025).
8	10.4*	Base Convertible Note Hedge Confirmation, dated March 11, 2025, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.3 included in the Registrant's Form 8-K filed on March 17, 2025).
9	10.5*	Base Convertible Note Hedge Confirmation, dated March 11, 2025, between LCI Industries and Truist Bank (incorporated by reference to Exhibit 10.4 included in the Registrant's Form 8-K filed on March 17, 2025).
10	10.6*	Base Convertible Note Hedge Confirmation, dated March 11, 2025, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 included in the Registrant's Form 8-K filed on March 17, 2025).
11	10.7*	Additional Convertible Note Hedge Confirmation, dated March 12, 2025, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 included in the Registrant's Form 8-K filed on March 17, 2025).
12	10.8*	Additional Convertible Note Hedge Confirmation, dated March 12, 2025, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.7 included in the Registrant's Form 8-K filed on March 17, 2025).
13	10.9*	Additional Convertible Note Hedge Confirmation, dated March 12, 2025, between LCI Industries and Truist Bank (incorporated by reference to Exhibit 10.8 included in the Registrant's Form 8-K filed on March 17, 2025).
14	10.10*	Additional Convertible Note Hedge Confirmation, dated March 12, 2025, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.9 included in the Registrant's Form 8-K filed on March 17, 2025).
15	10.11*	Base Warrant Confirmation, dated March 11, 2025, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.10 included in the Registrant's Form 8-K filed on March 17, 2025).
16	10.12*	Base Warrant Confirmation, dated March 11, 2025, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.11 included in the Registrant's Form 8-K filed on March 17, 2025).
17	10.13*	Base Warrant Confirmation, dated March 11, 2025, between LCI Industries and Truist Bank (incorporated by reference to Exhibit 10.12 included in the Registrant's Form 8-K filed on March 17, 2025).
18	10.14*	Base Warrant Confirmation, dated March 11, 2025, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 included in the Registrant's Form 8-K filed on March 17, 2025).
19	10.15*	Additional Warrant Confirmation, dated March 12, 2025, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.14 included in the Registrant's Form 8-K filed on March 17, 2025).

20	10.16*	Additional Warrant Confirmation, dated March 12, 2025, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.15 included in the Registrant's Form 8-K filed on March 17, 2025).
21	10.17*	Additional Warrant Confirmation, dated March 12, 2025, between LCI Industries and Truist Bank (incorporated by reference to Exhibit 10.16 included in the Registrant's Form 8-K filed on March 17, 2025).
22	10.18*	Additional Warrant Confirmation, dated March 12, 2025, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 included in the Registrant's Form 8-K filed on March 17, 2025).
23	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).
24	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).
25	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code.
26	32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code.
27	101
The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements; and (vii) information in Part II, Item 5.

28	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

LCI INDUSTRIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCI INDUSTRIES
Registrant

By	/s/ Lillian D. Etzkorn
Lillian D. Etzkorn
Chief Financial Officer
May 6, 2025