Form 10-Q
period 2025-06-30
LCI INDUSTRIES
filed 2025-08-05
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (July 31, 2025) was 24,244,283 shares of common stock.

LCI INDUSTRIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(In thousands, except per share amounts)

Net sales	$1,107,250	$1,054,544	$2,152,840	$2,022,573
Cost of sales	837,229	788,099	1,631,070	1,532,222
Gross profit	270,021	266,445	521,770	490,351
Selling, general and administrative expenses	182,217	175,841	352,649	342,136
Operating profit	87,804	90,604	169,121	148,215
Interest expense, net	9,689	7,962	15,680	17,283
Loss on extinguishment of debt	—	—	8,053	—
Income before income taxes	78,115	82,642	145,388	130,932
Provision for income taxes	20,480	21,479	38,315	33,224
Net income	$57,635	$61,163	$107,073	$97,708

Net income per common share:
Basic	$2.29	$2.40	$4.23	$3.86
Diluted	$2.29	$2.40	$4.23	$3.85

Weighted average common shares outstanding:
Basic	25,157	25,473	25,297	25,344
Diluted	25,157	25,504	25,297	25,367

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(In thousands)

Net income	$57,635	$61,163	$107,073	$97,708
Other comprehensive income:
Net foreign currency translation adjustment	22,268	(1,458)	32,697	(4,721)
Actuarial loss on pension plans	—	(345)	—	(345)
Total comprehensive income	$79,903	$59,360	$139,770	$92,642

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2025	2024
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$191,931	$165,756
Accounts receivable, net of allowances of $8,622 and $5,439 at June 30, 2025 and December 31, 2024, respectively	386,074	199,560
Inventories, net	710,288	736,604
Prepaid expenses and other current assets	69,952	58,318
Total current assets	1,358,245	1,160,238
Fixed assets, net	433,012	432,728
Goodwill	618,898	585,773
Other intangible assets, net	423,037	392,018
Operating lease right-of-use assets	239,865	224,313
Other long-term assets	101,081	99,669
Total assets	$3,174,138	$2,894,739

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term indebtedness	$3,677	$423
Accounts payable, trade	228,092	187,684
Current portion of operating lease obligations	39,450	38,671
Accrued expenses and other current liabilities	213,079	185,275
Total current liabilities	484,298	412,053
Long-term indebtedness	944,313	756,830
Operating lease obligations	215,695	199,929
Deferred taxes	16,793	26,110
Other long-term liabilities	127,939	112,931
Total liabilities	1,789,038	1,507,853
Stockholders' equity
Common stock, par value $.01 per share	289	288
Paid-in capital	242,490	257,486
Retained earnings	1,255,463	1,208,096
Accumulated other comprehensive income	35,929	3,232
Stockholders' equity before treasury stock	1,534,171	1,469,102
Treasury stock, at cost	(149,071)	(82,216)
Total stockholders' equity	1,385,100	1,386,886
Total liabilities and stockholders' equity	$3,174,138	$2,894,739

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$107,073	$97,708
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	59,865	64,728
Stock-based compensation expense	10,949	9,301
Loss on extinguishment of debt	8,053	—
Other non-cash items	6,514	2,238
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(168,012)	(118,962)
Inventories, net	62,977	96,351
Prepaid expenses and other assets	(4,899)	(2,746)
Accounts payable, trade	33,012	18,977
Accrued expenses and other liabilities	39,405	17,687
Net cash flows provided by operating activities	154,937	185,282
Cash flows from investing activities:
Capital expenditures	(21,774)	(21,328)
Acquisitions of businesses	(98,187)	(19,957)
Other investing activities	(3,389)	552
Net cash flows used in investing activities	(123,350)	(40,733)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(4,858)	(9,111)
Proceeds from revolving credit facility	—	86,248
Repayments under revolving credit facility	(19,261)	(87,766)
Proceeds from term loan borrowings	391,000	—
Repayments under term loan and other borrowings	(281,525)	(15,007)
Proceeds from issuance of convertible notes	448,500	—
Repurchase of convertible notes	(368,920)	—
Purchases of convertible note hedge contracts	(67,574)	—
Proceeds from issuance of warrants concurrent with note hedge contracts	27,600	—
Partial unwind of convertible note hedge and warrants	1,378	—
Payment of debt issuance costs	(4,821)	—
Payment of dividends	(58,388)	(53,455)
Repurchases of common stock	(66,338)	—
Other financing activities	(895)	(2)
Net cash flows used in financing activities	(4,102)	(79,093)
Effect of exchange rate changes on cash and cash equivalents	(1,310)	(1,195)
Net increase in cash and cash equivalents	26,175	64,261
Cash and cash equivalents at beginning of period	165,756	66,157
Cash and cash equivalents at end of period	$191,931	$130,418

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
(In thousands)	2025	2024
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,432	$17,364
Income taxes, net of refunds	$24,676	$16,561
Non-cash investing and financing activities:
Purchase of property and equipment in accrued expenses	$168	$429

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

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2024	$288	$257,486	$1,208,096	$3,232	$(82,216)	$1,386,886
Net income	—	—	49,438	—	—	49,438
Issuance of 82,153 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(4,814)	—	—	—	(4,813)
Stock-based compensation expense	—	4,933	—	—	—	4,933
Purchase of convertible note hedge contracts, net of tax	—	(51,382)	—	—	—	(51,382)
Issuance of warrants	—	27,600	—	—	—	27,600
Partial unwind of convertible note hedge and warrants	—	1,378	—	—	—	1,378
Repurchase of 308,898 shares of common stock, including excise tax	—	—	—	—	(28,404)	(28,404)
Other comprehensive income	—	—	—	10,429	—	10,429
Cash dividends ($1.15 per share)	—	—	(29,352)	—	—	(29,352)
Dividend equivalents on stock-based awards	—	655	(655)	—	—	—
Balance - March 31, 2025	$289	$235,856	$1,227,527	$13,661	$(110,620)	$1,366,713
Net income	—	—	57,635	—	—	57,635
Issuance of 14,065 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	—	(45)	—	—	—	(45)
Stock-based compensation expense	—	6,016	—	—	—	6,016
Repurchase of 424,132 shares of common stock, including excise tax	—	—	—	—	(38,451)	(38,451)
Other comprehensive income	—	—	—	22,268	—	22,268
Cash dividends ($1.15 per share)	—	—	(29,036)	—	—	(29,036)
Dividend equivalents on stock-based awards	—	663	(663)	—	—	—
Balance - June 30, 2025	$289	$242,490	$1,255,463	$35,929	$(149,071)	$1,385,100

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

LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI," or "Lippert"), is a global leader in supplying engineered components to the outdoor recreation, transportation, and building products industries. In addition to serving original equipment manufacturers ("OEMs"), the Company also caters to aftermarket needs, selling through retail dealers, wholesale distributors, and service centers, as well as directly to consumers online. At June 30, 2025, the Company operated over 110 manufacturing and distribution facilities located throughout North America and Europe.

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

3.    EARNINGS PER SHARE

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Weighted average shares outstanding for basic earnings per share	25,157	25,473	25,297	25,344
Common stock equivalents pertaining to stock-based awards	—	31	—	23
Weighted average shares outstanding for diluted earnings per share	25,157	25,504	25,297	25,367

Equity instruments excluded from diluted net earnings per share calculation as the effect would have been antidilutive	309	289	307	290

2030 Convertible Notes

For the Company's 3.000 percent convertible senior notes due 2030 (the "2030 Convertible Notes") issued in March 2025, the dilutive effect is calculated using the if-converted method. The Company is required, pursuant to the indenture governing the 2030 Convertible Notes, dated March 14, 2025, by and between the Company and U.S. Bank Trust Company,

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
National Association, as trustee (the "2030 Notes Indenture”), to settle the principal amount of the 2030 Convertible Notes in cash and may elect to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company’s common stock, or a combination thereof. Under the if-converted method, the Company includes the number of shares required to satisfy the conversion obligation, assuming all the 2030 Convertible Notes are converted. Because the average closing price of the Company’s common stock for the period from issuance through June 30, 2025 and for the three months ended June 30, 2025, which is used as the basis for determining the dilutive effect on earnings per share, was less than the conversion price of $116.62, all associated shares were antidilutive.

In conjunction with the issuance of the 2030 Convertible Notes, the Company, in privately negotiated transactions with certain commercial banks (the “2030 Counterparties”), sold warrants to purchase 3.9 million shares of the Company’s common stock (the “2030 Warrants”). The 2030 Warrants have a strike price of $182.94 per share, subject to customary anti-dilution adjustments. For calculating the dilutive effect of the 2030 Warrants, the Company uses the treasury stock method, which assumes exercise of the 2030 Warrants at the beginning of the period, or at time of issuance if later, and issuance of shares of common stock upon exercise. Proceeds from the exercise of the 2030 Warrants are assumed to be used to repurchase shares of the Company’s common stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be received upon the exercise of the 2030 Warrants less the number of shares repurchased, are included in diluted shares. For the period from issuance through June 30, 2025 and for the three months ended June 30, 2025, the average share price was below the Warrant strike price of $182.94 per share, and therefore 3.9 million shares were considered antidilutive.

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

2026 Convertible Notes

For the Company's 1.125 percent convertible senior notes due 2026 (the "2026 Convertible Notes") issued in May 2021, the dilutive effect is calculated using the if-converted method. The Company is required, pursuant to the indenture governing the 2026 Convertible Notes, dated May 13, 2021, by and between the Company and U.S. Bank National Association, as trustee (the "2026 Notes Indenture"), to settle the principal amount of the 2026 Convertible Notes in cash and may elect to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company's common stock, or a combination thereof. Under the if-converted method, the Company includes the number of shares required to satisfy the conversion obligation, assuming all the 2026 Convertible Notes are converted. Because the average closing price of the Company's common stock for each of the three and six months ended June 30, 2025, which is used as the basis for determining the dilutive effect on earnings per share, was less than the conversion price of $165.65, all associated shares were antidilutive.

In conjunction with the issuance of the 2026 Convertible Notes, the Company, in privately negotiated transactions with certain commercial banks (the "2026 Counterparties"), sold warrants to purchase 2.8 million shares of the Company's common stock (the "2026 Warrants"). The 2026 Warrants have a strike price of $259.84 per share, subject to customary anti-dilution adjustments. For calculating the dilutive effect of the 2026 Warrants, the Company uses the treasury stock method, which assumes exercise of the 2026 Warrants at the beginning of the period, or at time of issuance if later, and issuance of shares of common stock upon exercise. Proceeds from the exercise of the 2026 Warrants are assumed to be used to repurchase shares of the Company's common stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be received upon the exercise of the 2026 Warrants less the number of shares repurchased, are included in diluted shares. Concurrently with the 2026 Convertible Note Repurchases (as defined below), we entered into agreements to terminate a proportionate amount of the 2026 Warrants, which resulted in a reduction of the number of shares of common stock underlying the 2026 Warrants to an aggregate of 0.6 million shares of common stock. For each of the three and six months ended June 30, 2025, the average share price was below the Warrant strike price of $259.84 per share, and therefore 2.8 million shares were considered antidilutive.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In connection with the issuance of the 2026 Convertible Notes, the Company entered into privately negotiated call option contracts on the Company's common stock (the "2026 Convertible Note Hedge Transactions") with the 2026 Counterparties. The Company paid an aggregate amount of $100.1 million to the 2026 Counterparties pursuant to the 2026 Convertible Note Hedge Transactions. The 2026 Convertible Note Hedge Transactions initially covered, subject to anti-dilution adjustments substantially similar to those in the 2026 Convertible Notes, approximately 2.8 million shares of the Company's common stock, the same number of shares initially underlying the 2026 Convertible Notes, at a strike price of approximately $165.65, subject to customary anti-dilution adjustments. The 2026 Convertible Note Hedge Transactions will expire upon the maturity of the 2026 Convertible Notes, subject to earlier exercise or termination. Concurrently with the 2026 Convertible Note Repurchases, we entered into agreements to terminate a proportionate amount of the 2026 Convertible Note Hedge Transactions, which resulted in a reduction of the number of shares of common stock underlying the 2026 Convertible Note Hedge Transactions to an aggregate of 0.6 million shares of common stock. Exercise of the 2026 Convertible Note Hedge Transactions would reduce the number of shares of the Company's common stock outstanding, and therefore would be antidilutive.

4.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions Completed During the Six Months Ended June 30, 2025

Freedman Seating Company

In April 2025, the Company acquired substantially all of the business assets of Freedman Seating Company, a manufacturer of transportation seating solutions to the bus, rail, marine, delivery truck, and specialty and commercial vehicle markets. The cash consideration was approximately $68.6 million, subject to customary adjustments related to working capital and indebtedness. The Company also assumed $10.0 million of the seller's debt related to new market tax credits. The results of the acquired business have been included in the Condensed Consolidated Statements of Income since the acquisition date, primarily in the OEM segment. The Company is in the process of determining the fair value of the assets acquired and liabilities assumed for the opening balance sheet, including net working capital, fixed assets, and the fair value of intangible assets. As this acquisition is not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented. The acquisition of this business was preliminarily recorded as of the acquisition date as follows (in thousands):

Cash consideration	$68,608
Debt assumed	10,000
Total consideration	$78,608

Customer relationships	$25,900
Other identifiable intangible assets	8,700
Net tangible assets	25,251
Total fair value of net assets acquired	$59,851

Goodwill (tax deductible)	$18,757

The customer relationships intangible asset is being amortized over its estimated useful life of 10 years. The consideration given was greater than the fair value of the net assets acquired, resulting in goodwill, because the Company anticipates the attainment of synergies and an increase in the markets for the acquired products.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
in the OEM segment. As this acquisition is not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.

Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2024	$418,220	$167,553	$585,773
Acquisitions	20,427	—	20,427
Foreign currency translation	11,219	1,479	12,698
Net balance – June 30, 2025	$449,866	$169,032	$618,898
Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist.

Other Intangible Assets

Other intangible assets consisted of the following at June 30, 2025:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$549,255	$246,938	$302,317	6	to	20
Patents	99,420	61,457	37,963	3	to	20
Trade names (finite life)	107,332	32,563	74,769	3	to	20
Trade names (indefinite life)	7,432	—	7,432	Indefinite
Non-compete agreements	5,154	4,854	300	3	to	6
Other	609	353	256	2	to	12
Other intangible assets	$769,202	$346,165	$423,037
Other intangible assets consisted of the following at December 31, 2024:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$508,945	$228,332	$280,613	6	to	20
Patents	111,934	74,010	37,924	3	to	20
Trade names (finite life)	95,879	30,524	65,355	3	to	20
Trade names (indefinite life)	7,432	—	7,432	Indefinite
Non-compete agreements	5,154	4,732	422	3	to	6
Other	609	337	272	2	to	12
Other intangible assets	$729,953	$337,935	$392,018

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or net realizable value. Cost includes material, labor, and overhead. Inventories consisted of the following at:

	June 30,	December 31,
(In thousands)	2025	2024
Raw materials	$430,797	$427,585
Work in process	40,976	44,435
Finished goods	238,515	264,584
Inventories, net	$710,288	$736,604
At June 30, 2025 and December 31, 2024, the Company had recorded inventory obsolescence reserves of $81.8 million and $77.7 million, respectively.

6.    FIXED ASSETS

Fixed assets consisted of the following at:

	June 30,	December 31,
(In thousands)	2025	2024
Fixed assets, at cost	$990,063	$960,219
Less accumulated depreciation and amortization	557,051	527,491
Fixed assets, net	$433,012	$432,728

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	June 30,	December 31,
(In thousands)	2025	2024
Employee compensation and benefits	$75,859	$70,107
Current portion of accrued warranty	42,780	40,735
Customer rebates	25,409	21,707
Other	69,031	52,726
Accrued expenses and other current liabilities	$213,079	$185,275
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

(In thousands)	2025	2024
Balance at beginning of period	$65,485	$71,578
Provision for warranty expense issued during the period	22,200	19,260
Provision for warranty expense for preexisting warranties	9,906	8,968
Warranty costs paid	(25,351)	(28,439)
Balance at end of period	72,240	71,367
Less long-term portion	(29,460)	(24,320)
Current portion of accrued warranty at end of period	$42,780	$47,047

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.    LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following at:

	June 30,	December 31,
(In thousands)	2025	2024
2030 Convertible Notes	$460,000	$—
2026 Convertible Notes	92,000	460,000
Term Loan	399,000	280,000
Revolving Credit Loan	—	19,263
Other	11,551	1,588
Unamortized deferred financing fees	(14,561)	(3,598)
	947,990	757,253
Less current portion	(3,677)	(423)
Long-term indebtedness	$944,313	$756,830

Credit Agreement

The Company and certain of its subsidiaries are party to a credit agreement dated March 25, 2025 with JPMorgan Chase, N.A., as a lender and administrative agent, and other bank lenders (as amended, the "Credit Agreement"). The Credit Agreement provides for a $600.0 million revolving credit facility (of which up to $50.0 million is available for the issuance of letters of credit (the "LC Facility") and up to $400.0 million is available in approved foreign currencies). The Credit Agreement also provides for term loans (the "Term Loans") to the Company in an aggregate principal amount of $400.0 million. The maturity date of the Term Loans is March 25, 2032 and the maturity date of the revolving credit facility is March 25, 2030 or, if earlier, the date that is 91 days prior to the scheduled maturity date of any 2030 Convertible Notes outstanding at any such time or the date on which the revolving commitments are reduced to zero or otherwise terminated. The Term Loans are required to be repaid in equal $1.0 million quarterly installments, which commenced on June 30, 2025. The Credit Agreement also permits the Company to request incremental loans under the Credit Agreement and certain other incremental equivalent debt in an aggregate incremental amount equal to the sum of (A) up to the greater of (i) $371.0 million and (ii) an amount equal to 100% of EBITDA for the most recently ended four consecutive fiscal quarters for which financial statements have been delivered pursuant to the Credit Agreement (the “Fixed Incremental Amount”), (B) the amount of any voluntary prepayments of any term loans, incremental equivalent debt or permanent reductions of the revolving commitments as in effect as of the date of the Credit Agreement (which amount shall replenish, but not exceed, the Fixed Incremental Amount), and (C) an unlimited additional amount of additional debt that meets certain requirements set forth in the Credit Agreement, including limitations on any incremental facility that is secured on a pari passu basis or junior basis with the debt under the Credit Agreement, in each case subject to the willingness of the lenders to fund such increase and other customary conditions as further set forth in the Credit Agreement.

Borrowings under the Credit Agreement in U.S. dollars are designated from time to time by the Company to bear interest at either (i) a base rate plus an applicable margin which (a) for borrowings under the revolving credit facility, ranges from 0.25 percent to 1.00 percent depending on the Company's total net leverage ratio (0.50 percent would have been applicable at June 30, 2025 if the Company had elected base rate loans for any revolving credit facility borrowings) and (b) for Term Loans, is 1.5 percent or (ii) a term Secured Overnight Financing Rate ("SOFR") for an interest period selected by the Company plus an applicable margin, which (a) for borrowings under the revolving credit facility ranges from 1.25 percent to 2.00 percent (1.50 percent would have been applicable at June 30, 2025 if the Company had elected term benchmark loans for any revolving credit facility borrowings) depending on the Company’s total net leverage ratio and (b) for any Term Loans, is 2.50%. Foreign currency borrowings bear interest at an index rate available in such currencies plus the same additional interest margins applicable to term SOFR benchmark loans under the revolving credit facility based on the Company's total net leverage ratio. At June 30, 2025, the Company had $4.8 million in issued, but undrawn, standby letters of credit under the LC Facility. A commitment fee ranging from 0.175 percent to 0.275 percent (0.200 percent was applicable at June 30, 2025) depending on the Company's total net leverage ratio accrues on the actual daily amount that the revolving commitment exceeds the revolving credit exposure.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pursuant to the Credit Agreement, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain a minimum interest coverage ratio, and must comply with certain other covenants. At June 30, 2025, the Company was in compliance with all financial covenants. The maximum net leverage ratio covenant limits the amount of consolidated outstanding indebtedness that the Company may incur on a trailing twelve-month EBITDA. Availability under the Company’s revolving credit facility was $595.3 million at June 30, 2025. The Company believes the availability under the revolving credit facility under the Credit Agreement, along with its cash flows from operations, are adequate to finance the Company's anticipated cash requirements for the next twelve months.

At June 30, 2025, the fair value of the Company's floating rate long-term debt under the Credit Agreement approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

In March 2025, the Company used a portion of the proceeds of the Term Loans to repay the remaining outstanding principal of the term loan under the previous credit agreement of $280.0 million, and the previous credit agreement was terminated. The Company recognized a loss on extinguishment of debt related to the previous term loan of $1.9 million during the six months ended June 30, 2025.

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

As of June 30, 2025, the conversion rate of the 2030 Convertible Notes was 8.5745 shares of the Company’s common stock per $1,000 principal amount of the 2030 Convertible Notes. The conversion rate of the 2030 Convertible Notes is subject to further adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the 2030 Notes Indenture) or upon a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 2030 Convertible Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

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

The 2030 Convertible Notes are not registered securities nor listed on any securities exchange but may be actively traded by qualified institutional buyers. The fair value of the 2030 Convertible Notes of $460.9 million at June 30, 2025 was estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

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

As of June 30, 2025, the conversion rate of the 2026 Convertible Notes was 6.2482 shares of the Company's common stock per $1,000 principal amount of the 2026 Convertible Notes. The conversion rate of the 2026 Convertible Notes is subject to further adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the 2026 Notes Indenture) or upon a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 2026 Convertible Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

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

The 2026 Convertible Notes are not registered securities nor listed on any securities exchange but may be actively traded by qualified institutional buyers. The fair value of the 2026 Convertible Notes of $89.2 million at June 30, 2025 was estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

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

9.    LEASES

The Company leases certain manufacturing and warehouse facilities, administrative office space, semi-tractors, trailers, forklifts, and other equipment through operating leases with unrelated third parties. The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Operating lease expense	$18,055	$16,162	$34,625	$31,850
Short-term lease expense	739	964	1,573	1,951
Variable lease expense	1,027	1,277	1,943	2,163
Total lease expense	$19,821	$18,403	$38,141	$35,964

10.    COMMITMENTS AND CONTINGENCIES

Holdback Payments and Contingent Consideration

From time to time, the Company finances a portion of its business combinations with deferred acquisition payments ("holdback payments") and/or contingent earnout provisions. Holdback payments are accrued at their discounted present value. As required, the liability for contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods. Holdback payment and contingent consideration balances were not material at June 30, 2025.

Product Recalls

From time to time, the Company cooperates with, and assists its customers on, their product recalls and inquiries, and occasionally receives inquiries directly from the National Highway Traffic Safety Administration regarding reported incidents involving the Company’s products. As a result, the Company has incurred expenses associated with product recalls from time to time and may incur expenditures for future investigations or product recalls. Product recall reserves were not material at June 30, 2025.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Environmental

The Company's operations are subject to certain Federal, state, and local regulatory requirements relating to the use, storage, discharge, and disposal of hazardous materials used during the manufacturing processes. Although the Company believes its operations have been consistent with prevailing industry standards and are in substantial compliance with applicable environmental laws and regulations, one or more of the Company’s current or former operating sites, or adjacent sites owned by third-parties, have been affected, and may in the future be affected, by releases of hazardous materials. As a result, the Company may incur expenditures for future investigation and remediation of these sites, including in conjunction with voluntary remediation programs or third-party claims. Environmental reserves were not material at June 30, 2025.

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2025, would not be material to the Company's financial position or results of operations.

11.    STOCKHOLDERS' EQUITY

The following table summarizes information about shares of the Company's common stock at:

	June 30,	December 31,
(In thousands)	2025	2024
Common stock authorized	75,000	75,000
Common stock issued	28,900	28,804
Treasury stock	4,074	3,341
Common stock outstanding	24,826	25,463

The table below summarizes the regular quarterly dividends declared and paid during the periods ended June 30, 2025 and December 31, 2024:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2024	$1.05	03/08/24	03/22/24	$26,721
Second Quarter 2024	1.05	05/31/24	06/14/24	26,734
Third Quarter 2024	1.05	08/30/24	09/13/24	26,736
Fourth Quarter 2024	1.15	11/29/24	12/13/24	29,280
Total 2024	$4.30			$109,471

First Quarter 2025	$1.15	03/07/25	03/21/25	$29,352
Second Quarter 2025	1.15	05/30/25	06/13/25	29,036
Total 2025	$2.30			$58,388

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

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2024	301,477	$119.84
Issued	767	89.17
Granted	164,234	102.40
Dividend equivalents	8,450	88.10
Forfeited	(2,658)	116.81
Vested	(143,237)	119.32
Outstanding at June 30, 2025	329,033	$110.88

Performance Stock Units

The 2018 Plan provides for performance stock units ("PSUs") that vest at a specific future date based on achievement of specified performance conditions. Transactions in PSUs under the 2018 Plan are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2024	245,878	$120.26
Granted	79,688	103.49
Dividend equivalents	6,531	88.10
Forfeited	(76,651)	122.07
Outstanding at June 30, 2025	255,446	$114.33

Stock Repurchase Programs

In May 2022, the Company's Board of Directors authorized a stock repurchase program (the "2022 Share Repurchase Program") granting the Company authority to repurchase up to $200.0 million of the Company's common stock over a three-year period, which ended on May 19, 2025. The timing of stock repurchases, and the number of shares, were dependent upon market conditions and other factors. Share repurchases could be made in the open market and/or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program was subject to modification, suspension, or termination at any time by the Board of Directors. In March 2025, the Company purchased 308,898 shares at a weighted average price of $91.47 per share, totaling $28.4 million, including excise tax, under the 2022 Share Repurchase Program. Following such repurchase, no additional shares were purchased under the 2022 Share Repurchase Program prior to its expiration on May 19, 2025. No shares were purchased under the 2022 Share Repurchase Program in the six months ended June 30, 2024.
In May 2025, the Company's Board of Directors authorized a new stock repurchase program (the "2025 Share Repurchase Program") for the purchase of up to $300.0 million of the Company's common stock over a three-year period ending on May 15, 2028. The timing of stock repurchases, and the number of shares, will depend upon market conditions and other factors. Share repurchases, if any, will be made in privately negotiated and/or open market transactions, such as in compliance with Rule 10b-18 of the Securities Act of 1934, as amended (the "Exchange Act") and/or pursuant to a trading plan in accordance with Rule 10b5-1 of the Exchange Act, or a combination of methods. The stock repurchase program may be modified, suspended, or terminated at any time by the Board of Directors.
On June 11, 2025, the Company entered into a Rule 10b5-1 trading plan under the 2025 Share Repurchase Program for the period between June 13, 2025 and August 1, 2025 to repurchase up to $100.0 million of common stock, subject to certain parameters. Under this Rule 10b5-1 trading plan, the Company purchased 424,132 shares at a weighted average price of $89.79 per share totaling $38.5 million, including excise tax, during June 2025. As of June 30, 2025, there was $261.9 million remaining for the repurchase of shares under the 2025 Share Repurchase Program.
From July 1, 2025 through the conclusion of the Rule 10b5-1 plan on August 1, 2025, the Company purchased 633,535 shares at a weighted average price of $97.73 per share totaling $62.5 million, including excise tax. Following these

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
subsequent repurchases, there was $200.0 million remaining for the repurchase of shares under the 2025 Share Repurchase Program.

12.    SEGMENT REPORTING

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

The OEM Segment, which accounted for 77 percent of consolidated net sales for each of the six months ended June 30, 2025 and 2024, manufactures and distributes a broad array of highly engineered components for the leading OEMs in the recreation and transportation markets, consisting of RVs and adjacent industries, including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing. Approximately 55 percent of the Company's OEM Segment net sales for the six months ended June 30, 2025 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 23 percent of consolidated net sales for each of the six months ended June 30, 2025 and 2024, supplies engineered components to the related aftermarket channels of the recreation and transportation markets, primarily to retail dealers, wholesale distributors, and service centers, as well as directly to retail customers via the Internet. The Aftermarket Segment also includes biminis, covers, buoys, and fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, tankless water heaters, and the sale of replacement glass and awnings to fulfill insurance claims.

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

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$437,205	$4,721	$441,926	$418,947	$7,402	$426,349
Motorhomes	36,514	24,858	61,372	32,889	30,731	63,620
Adjacent Industries OEMs	285,949	50,312	336,261	254,778	51,377	306,155
Total OEM Segment net sales	759,668	79,891	839,559	706,614	89,510	796,124
Aftermarket Segment:
Total Aftermarket Segment net sales	243,292	24,399	267,691	235,273	23,147	258,420
Total net sales	$1,002,960	$104,290	$1,107,250	$941,887	$112,657	$1,054,544

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$903,558	$9,562	$913,120	$799,109	$18,003	$817,112
Motorhomes	72,703	48,277	120,980	72,893	59,565	132,458
Adjacent Industries OEMs	531,480	97,534	629,014	503,291	101,575	604,866
Total OEM Segment net sales	1,507,741	155,373	1,663,114	1,375,293	179,143	1,554,436
Aftermarket Segment:
Total Aftermarket Segment net sales	443,015	46,711	489,726	424,921	43,216	468,137
Total net sales	$1,950,756	$202,084	$2,152,840	$1,800,214	$222,359	$2,022,573
(a) Net sales to customers in the United States of America
(b) Net sales to customers domiciled in countries outside of the United States of America

Corporate expenses are allocated between the segments based upon net sales. Accretion related to contingent consideration and other non-segment items are included in the segment to which they relate. Information relating to segments follows:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(In thousands)	OEM	Aftermarket	Total	OEM	Aftermarket	Total
Net sales to external customers	$839,559	$267,691	$1,107,250	$796,124	$258,420	$1,054,544
Cost of sales	665,422	171,807	837,229	626,330	161,769	788,099
Gross profit	174,137	95,884	270,021	169,794	96,651	266,445
Selling, general and administrative expenses	122,453	59,764	182,217	119,232	56,609	175,841
Operating profit	$51,684	$36,120	$87,804	$50,562	$40,042	$90,604

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(In thousands)	OEM	Aftermarket	Total	OEM	Aftermarket	Total
Net sales to external customers	$1,663,114	$489,726	$2,152,840	$1,554,436	$468,137	$2,022,573
Cost of sales	1,311,902	319,168	1,631,070	1,237,313	294,909	1,532,222
Gross profit	351,212	170,558	521,770	317,123	173,228	490,351
Selling, general and administrative expenses	237,555	115,094	352,649	233,724	108,412	342,136
Operating profit	$113,657	$55,464	$169,121	$83,399	$64,816	$148,215

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the Company's revenue disaggregated by product:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
OEM Segment:
Chassis, chassis parts, and slide-out mechanisms	$230,542	$229,934	$473,462	$442,073
Windows and doors	225,251	228,957	454,772	446,579
Furniture and mattresses	130,909	110,720	244,089	216,169
Axles, ABS, and suspension solutions	93,918	89,277	182,528	174,569
Appliances	87,441	70,958	165,091	140,616
Other	71,498	66,278	143,172	134,430
Total OEM Segment net sales	839,559	796,124	1,663,114	1,554,436
Total Aftermarket Segment net sales	267,691	258,420	489,726	468,137
Total net sales	$1,107,250	$1,054,544	$2,152,840	$2,022,573

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
Our diverse portfolio of innovative and high-quality products includes:
•Chassis & Suspension Solutions: Steel chassis, axles, anti-lock braking systems ("ABS"), suspension systems, and stabilizer/leveling systems (manual, electric, and hydraulic)
•Outdoor Living Systems: Awnings, slide-out mechanisms, and accessories
•Windows, Doors & Steps: Vinyl, aluminum, and frameless windows; entry, luggage, patio, and ramp doors; and electric and manual entry steps
•Interior & Appliance Solutions: Thermoformed bath and kitchen products, furniture, mattresses, tankless water heaters, air conditioners, appliances, electronic components, televisions, and sound systems
•Towing & Truck Accessories: Hitches, pin boxes, grill guards, towing electrical, and towing and truck accessories
At June 30, 2025, we operated over 110 manufacturing and distribution facilities located throughout North America and Europe, supporting key industries such as recreational vehicles ("RVs"), marine products, utility trailers, transportation, and residential and commercial construction industries. Our core manufacturing competencies include:

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

We were able to fully mitigate the impact of tariffs in the second quarter of 2025 through a combination of materials sourcing strategies and targeted sales price increases.

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
According to the Recreation Vehicle Industry Association ("RVIA"), industry-wide wholesale shipments from the United States of travel trailer and fifth-wheel RVs, our primary RV market, increased 8 percent to 167,700 units in the first six months of 2025, compared to the same period in 2024. Retail demand for travel trailer and fifth-wheel RVs decreased 3 percent to 159,500 units in the first six months of 2025 compared to the same period in 2024, as inflation and elevated interest rates continued to pressure consumer discretionary spending, dampening demand. Retail registration data is often revised upward in subsequent months due to reporting delays.
While we track our OEM Segment RV sales against wholesale shipment statistics, the health of the RV industry is ultimately determined by retail demand. The table below highlights trends in wholesale shipments, retail sales, and dealer inventory adjustments for travel trailers and fifth-wheel RVs, as reported by Statistical Surveys, Inc. ("Statistical Surveys").

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended June 30, 2025	81,400	(1)%	97,100	(2)%	(15,700)
Quarter ended March 31, 2025	86,300	18%	62,400	(4)%	23,900
Quarter ended December 31, 2024	67,700	7%	55,100	3%	12,600
Quarter ended September 30, 2024	68,500	11%	87,500	(5)%	(19,000)
Twelve months ended June 30, 2025	303,900	8%	302,100	(2)%	1,800

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended June 30, 2024	82,000	15%	98,600	(10)%	(16,600)
Quarter ended March 31, 2024	73,400	17%	65,100	(10)%	8,300
Quarter ended December 31, 2023	63,400	2%	53,700	(9)%	9,700
Quarter ended September 30, 2023	61,500	(16)%	92,000	(13)%	(30,500)
Twelve months ended June 30, 2024	280,300	4%	309,400	(11)%	(29,100)

According to the RVIA, industry-wide wholesale shipments of motorhome RVs in the first six months of 2025 decreased 3 percent to 18,700 units compared to the first six months of 2024. Retail demand for motorhome RVs in the first six months of 2025 decreased 10 percent to 19,600 units compared to the same period of 2024. Retail demand has declined from post-pandemic elevated levels, primarily driven by inflation and higher interest rates impacting retail consumer discretionary spending.

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

The U.S. RV ownership base, which reached a record 8.1 million households in 2025 according to the RVIA, drives robust demand for aftermarket products. Owners seek to enhance and maintain their units, replacing components that experience normal wear and tear. This vibrant and growing market represents a key driver of our Aftermarket Segment’s performance.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
RESULTS OF OPERATIONS

Consolidated Highlights

•Consolidated net sales in the second quarter of 2025 were $1,107.3 million, an increase of 5.0 percent, from $1,054.5 million in the same period of 2024. The increase was primarily due to sales from acquired businesses and higher North American RV sales driven by market share gains and an increased mix of higher content fifth-wheel units. Net sales from acquisitions completed in the twelve months ended June 30, 2025, primarily Freedman Seating and Trans/Air Manufacturing, contributed approximately $35.0 million in the second quarter of 2025.
•Net income for the second quarter of 2025 was $57.6 million, or $2.29 per diluted share, compared to net income of $61.2 million, or $2.40 per diluted share, for the same period of 2024.
•Consolidated operating profit during the second quarter of 2025 was $87.8 million, compared to $90.6 million in the same period of 2024. Operating profit margin was 7.9 percent in the second quarter of 2025 compared to 8.6 percent in the same period of 2024. The decrease was primarily due to executive separation costs related to the departure of our Chief Legal and Human Resources Officer and an increase in sales mix of lower margin products.
•Tariff mitigation strategy of diversifying supply chain, with help from vendors and other sourcing strategies, enabled us to minimize the impact of pricing to our customers as well as support profitability.
•In the second quarter of 2025, we returned $67.1 million to shareholders through a quarterly dividend of $1.15 per share, aggregating $29.0 million, and $38.1 million in share repurchases.

OEM Segment - Second Quarter

Net sales of the OEM Segment in the second quarter of 2025 increased by $43.4 million, compared to the same period of 2024. Net sales of components to OEMs were to the following markets for the three months ended June 30:

(In thousands)	2025	2024	Change
RV OEMs:
Travel trailers and fifth-wheels	$441,926	$426,349	4%
Motorhomes	61,372	63,620	(4)%
Adjacent Industries OEMs	336,261	306,155	10%
Total OEM Segment net sales	$839,559	$796,124	5%

According to the RVIA, industry-wide wholesale unit shipments for the three months ended June 30 were:

	2025	2024	Change
Travel trailer and fifth-wheels	81,400	82,000	(1)%
Motorhomes	9,300	8,800	6%

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

Content per:	2025	2024	Change
Travel trailer and fifth-wheel	$5,234	$5,237	—%
Motorhome	$3,793	$3,766	1%

Our average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by changes in selling prices for our products, market share gains, changes in unit mix and acquisitions. For the twelve months ended June 30, 2025, travel trailer and fifth-wheel RV content remained largely consistent year-over year, which included market share gains mostly offset by shipments exceeding units produced and an increase in RV unit mix toward lower content single axle travel trailers.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Our increase in net sales to RV OEMs during the second quarter of 2025 was primarily driven by market share gains, an increase in RV mix toward higher content fifth-wheel units, and sales price increases, partially offset by volume decreases in the European RV market.

Our increase in net sales to OEMs in Adjacent Industries during the second quarter of 2025 was primarily due to sales from acquired businesses.

Operating profit of the OEM Segment was $51.7 million in the second quarter of 2025, an increase of $1.1 million compared to the same period of 2024. The operating profit margin of the OEM Segment decreased to 6.2 percent in the second quarter of 2025, compared to 6.4 percent for the same period of 2024, and was negatively impacted by:
•Higher material costs, which negatively impacted operating profit by $8.0 million compared to the same period in 2024, primarily related to tariffs costs of $13.9 million and increased freight costs, partially offset by decreased costs of steel consumed.
•Decreases in selling prices contractually tied to indices of select commodities, which negatively impacted operating profit by $3.9 million compared to the same period in 2024.
•Executive separation costs, which negatively impacted operating profit by $2.6 million compared to the same period in 2024.
•Changes in product sales mix toward lower margin products, which negatively impacted operating profit by $1.4 million compared to the same period in 2024.
•An increase in wages due to an additional holiday compared to the same period in 2024, which negatively impacted operating profit by $0.9 million.
•Additional amortization related to intangible assets from acquisitions completed in the last twelve months, which negatively impacted operating profit by $0.6 million compared to the same period in 2024.
Partially offset by:
•Increases in selling prices for targeted products primarily related to increasing material costs, which positively impacted operating profit by $14.3 million compared to the same period in 2024.
•Increases in production labor efficiencies, which positively impacted operating profit by $2.5 million compared to the same period in 2024.
Amortization expense on intangible assets for the OEM Segment was $9.6 million in the second quarter of 2025, compared to $10.2 million in the same period of 2024. Depreciation expense on fixed assets for the OEM Segment was $12.2 million in the second quarter of 2025, compared to $13.7 million in the same period of 2024.

OEM Segment – Year to Date

Net sales of the OEM Segment in the first six months of 2025 increased by $108.7 million, compared to the same period of 2024. Net sales of components to OEMs were to the following markets for the six months ended June 30:

(In thousands)	2025	2024	Change
RV OEMs:
Travel trailers and fifth-wheels	$913,120	$817,112	12%
Motorhomes	120,980	132,458	(9)%
Adjacent Industries OEMs	629,014	604,866	4%
Total OEM Segment net sales	$1,663,114	$1,554,436	7%

According to the RVIA, industry-wide wholesale unit shipments for the six months ended June 30 were:

	2025	2024	Change
Travel trailer and fifth-wheel RVs	167,700	155,400	8%
Motorhomes	18,700	19,200	(3)%

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Our increase in net sales to RV OEMs during the first six months of 2025 was primarily driven by an 8 percent increase in North American travel trailer and fifth-wheel wholesale shipments, market share gains, an increase in RV mix toward higher content fifth-wheel units and sales price increases, partially offset by volume decreases in the European RV market.

Our increase in net sales to OEMs in Adjacent Industries during the first six months of 2025 was primarily due to sales from acquired businesses and higher sales to North American utility trailer OEMs, partially offset by lower sales to North American powersports and marine OEMs driven by higher current dealer inventory levels, inflation, and elevated interest rates impacting retail consumer demand.

Operating profit of the OEM Segment was $113.7 million in the first six months of 2025, an increase of $30.3 million compared to the same period of 2024. The operating profit margin of the OEM Segment increased to 6.8 percent in the first six months of 2025, compared to 5.4 percent for the same period in 2024, and was positively impacted by:
•The impact of fixed costs spread over increased sales, which increased operating profit by $7.7 million related to fixed selling, general, and administrative costs and $6.9 million related to fixed production overhead costs.
•Increases in selling prices for targeted products primarily related to increasing material costs, which positively impacted operating profit by $13.5 million compared to the same period in 2024.
•Increases in production labor efficiencies, which positively impacted operating profit by $5.9 million compared to the same period in 2024.
Partially offset by:
•Decreases in selling prices contractually tied to indices of select commodities, which negatively impacted operating profit by $5.7 million compared to the same period in 2024.
•Changes in product sales mix toward lower margin products, which negatively impacted operating profit by $3.6 million compared to the same period in 2024.
Amortization expense on intangible assets for the OEM Segment was $18.8 million in the first six months of 2025, compared to $20.4 million in the same period of 2024. Depreciation expense on fixed assets for the OEM Segment was $24.5 million in the first six months of 2025, compared to $27.8 million in the same period of 2024.

Aftermarket Segment - Second Quarter

Net sales of the Aftermarket Segment in the second quarter of 2025 increased by $9.3 million, compared to the same period of 2024. Net sales of components in the Aftermarket Segment were as follows for the three months ended June 30:

(In thousands)	2025	2024	Change
Total Aftermarket Segment net sales	$267,691	$258,420	4%

Our net sales of the Aftermarket Segment for the second quarter of 2025 increased compared to the same period in 2024, primarily driven by product innovations and the expanding Camping World relationship within the RV aftermarket, partially offset by lower volumes within the automotive aftermarket.

Operating profit of the Aftermarket Segment was $36.1 million in the second quarter of 2025, a decrease of $3.9 million compared to the same period of 2024. The operating profit margin of the Aftermarket Segment was 13.5 percent in the second quarter of 2025, compared to 15.5 percent in the same period in 2024, and was negatively impacted by:
•Increases in sales mix toward lower margin products, which negatively impacted operating profit by $2.6 million compared to the same period in 2024.
•Investments in capacity, distribution and logistics technology to support continued growth in the aftermarket segment, which negatively impacted operating profit by $1.3 million compared to the same period of 2024.
•Higher material costs, which negatively impacted operating profit by $1.9 million compared to the same period in 2024, primarily related to tariffs of $1.5 million and increased freight costs.
•Decreases in automotive aftermarket production volumes due to uncertainty in retail volumes for the remainder of the year, which led to reduced utilization of fixed production overhead costs, negatively impacting operating profit by $1.0 million compared to the same period in 2024.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
•Executive separation costs, which negatively impacted operating profit by $0.4 million compared to the same period in 2024.
Partially offset by:
•Increases in selling prices for targeted products primarily related to increasing material costs, which positively impacted operating profit by $1.7 million compared to the same period in 2024.
Amortization expense on intangible assets for the Aftermarket Segment was $3.9 million in the second quarter of 2025, compared to $4.0 million in the same period of 2024. Depreciation expense on fixed assets for the Aftermarket Segment was $4.7 million in the second quarter of 2025, compared to $4.2 million in the same period of 2024.

Aftermarket Segment – Year to Date

Net sales of the Aftermarket Segment in the first six months of 2025 increased by $21.6 million, compared to the same period of 2024. Net sales of components in the Aftermarket Segment were as follows for the six months ended June 30:

(In thousands)	2025	2024	Change
Total Aftermarket Segment net sales	$489,726	$468,137	5%

Net sales of the Aftermarket Segment increased during the first six months of 2025, primarily driven by product innovations and the expanding Camping World relationship within the RV aftermarket.
Operating profit of the Aftermarket Segment was $55.5 million in the first six months of 2025, a decrease of $9.4 million compared to the same period of 2024. The operating profit margin of the Aftermarket Segment was 11.3 percent in the first six months of 2025, compared to 13.8 percent in the same period in 2024, and was negatively impacted by:
•Increases in sales mix toward lower margin products, which negatively impacted operating profit by $6.5 million compared to the same period in 2024.
•Higher material costs, which negatively impacted operating profit by $2.2 million compared to the same period in 2024, primarily related to tariffs of $1.6 million and increased freight costs.
•Investments in capacity, distribution and logistics technology to support continued growth in the aftermarket segment, which negatively impacted operating profit by $2.1 million compared to the same period of 2024.
•Decreases in automotive aftermarket production volumes due to uncertainty in retail volumes for the remainder of the year, which led to reduced utilization of fixed production overhead costs, negatively impacting operating profit by $1.9 million compared to the same period in 2024.
•Increase in customer promotions and rebates, which negatively impacted operating profit by $1.1 million compared to the same period in 2024.
Partially offset by:
•Increases in selling prices for targeted products primarily related to increasing material costs, which positively impacted operating profit by $1.7 million compared to the same period in 2024.
Amortization expense on intangible assets for the Aftermarket Segment was $7.6 million in the first six months of 2025, compared to $7.8 million in the same period of 2024. Depreciation expense on fixed assets for the Aftermarket Segment was $9.0 million in the first six months of 2025, compared to $8.8 million in the same period of 2024.

Interest Expense

Interest expense, net was $15.7 million for the six months ended June 30, 2025, compared to $17.3 million in the same period of 2024. The decrease in net interest expense was primarily due to net repayments on the revolving credit facility of $52.5 million in 2024 and repayments of $19.3 million in the first quarter of 2025, principal prepayments on our previous term loan in 2024, and interest income of $3.6 million earned on investments in money market mutual funds for the six months ended June 30, 2025, compared to $0.9 million in the same period of 2024. The decrease was partially offset by interest on the

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
2030 Convertible Notes and higher interest rates on our adjustable rate debt, including the term loans and revolving credit facility. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

Loss on Extinguishment of Debt

In the six months ended June 30, 2025, we recorded an $8.1 million loss on extinguishment of debt, consisting of $6.2 million in connection with the repurchase of a portion of our 2026 Convertible Notes and $1.9 million related to the repayment of our previous term loan.

Income Taxes

The effective tax rate for the six months ended June 30, 2025 and 2024 was 26.4 percent and 25.4 percent, respectively. The effective tax rate for the six months ended June 30, 2025 differed from the Federal statutory rate primarily due to state taxes, foreign taxes, and non-deductible expenses, partially offset by Federal and Indiana research and development credits. The increase in the effective tax rate for the six months ended June 30, 2025 as compared to the same period in 2024 was primarily due to an increase in non-deductible executive compensation and discrete tax expense related to tax deficiencies on stock-based compensation.

On July 4, 2025, the "One Big Beautiful Bill Act" (the "Act") was enacted in the U.S. The Act includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

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

As of June 30, 2025, we had $191.9 million in cash and cash equivalents, and $595.3 million of availability under our revolving credit facility under the Credit Agreement (as defined in Note 8 of the Notes to Condensed Consolidated Financial Statements). We also have the ability to request an increase to the revolving and/or incremental term loan facilities by up to an additional $371.0 million in the aggregate upon approval of the lenders providing any such increase and the satisfaction of certain other conditions. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

We believe the availability under the revolving credit facility under the Credit Agreement, along with our cash flows from operations, are adequate to finance our anticipated cash requirements for the next twelve months.

The Condensed Consolidated Statements of Cash Flows reflect the following for the six months ended June 30:

(In thousands)	2025	2024
Net cash flows provided by operating activities	$154,937	$185,282
Net cash flows used in investing activities	(123,350)	(40,733)
Net cash flows used in financing activities	(4,102)	(79,093)
Effect of exchange rate changes on cash and cash equivalents	(1,310)	(1,195)
Net increase in cash and cash equivalents	$26,175	$64,261

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Cash Flows from Operating Activities
Net cash flows provided by operating activities were $154.9 million in the first six months of 2025, compared to $185.3 million in the first six months of 2024. The decrease in net cash flows provided by operating activities was primarily due to the net change in assets and liabilities, net of acquired businesses, as it used $48.8 million more cash in the first six months of 2025 compared to the same period in 2024, partially offset by an increase in net income of $9.4 million. The primary use of cash in net assets was the increase of $168.0 million in accounts receivable due to seasonally higher sales in the first six months of 2025.
Depreciation and amortization was $59.9 million in the first six months of 2025, and is expected to be approximately $115 to $125 million for the full year 2025. Non-cash stock-based compensation expense in the first six months of 2025 was $10.9 million. Non-cash stock-based compensation expense is expected to be approximately $18 to $23 million for the full year 2025.

Cash Flows from Investing Activities
Cash flows used in investing activities of $123.4 million in the first six months of 2025 were primarily comprised of $98.2 million for the acquisitions of businesses and $21.8 million for capital expenditures. Cash flows used in investing activities of $40.7 million in the first six months of 2024 were primarily comprised of $21.3 million for capital expenditures and $20.0 million for the acquisition of a business.
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
Capital expenditures and acquisitions of businesses in the first six months of 2025 were funded by cash on hand and borrowings under our revolving credit facility. Capital expenditures and any acquisitions in the remainder of fiscal year 2025 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under our revolving credit facility.

Cash Flows from Financing Activities
Cash flows used in financing activities of $4.1 million in the first six months of 2025 were primarily comprised of the following:
•payments of $368.9 million for the repurchase of a portion of our 2026 Convertible Notes,
•debt repayments of $300.8 million under our revolving credit facility, term loan, and other borrowings,
•payments of $67.6 million for the purchase of convertible note hedge contracts,
•payments for the repurchase of common stock of $66.3 million,
•payments of quarterly dividends of $58.4 million,
•cash outflows of $4.9 million related to vesting of stock-based awards, net of shares tendered for payment of taxes, and
•payments of debt issuance costs of $4.8 million,
Partially offset by:
•net proceeds from the issuance of our 2030 Convertible Notes of $448.5 million,
•proceeds from term loan borrowings of $391.0 million,
•proceeds from the issuance of warrants of $27.6 million, and

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
•net proceeds of $1.4 million from the termination of a portion of our 2026 warrants and convertible note hedge transactions.
Cash flows used in financing activities of $79.1 million in the first six months of 2024 were primarily comprised of payments of quarterly dividends of $53.5 million, net debt repayments of $16.5 million under our revolving credit facility, term loan, and other borrowings, and cash outflows of $9.1 million related to vesting of stock-based awards, net of shares tendered for payment of taxes.
The Credit Agreement includes both financial and non-financial covenants. The covenants dictate we shall not permit our net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At June 30, 2025, we were in compliance with all financial covenants.
We have paid regular quarterly dividends since 2016. Future dividend policy with respect to our common stock will be determined by our Board of Directors in light of our prevailing financial needs, earnings, and other relevant factors, including any limitations in our debt agreements, such as maintenance of certain financial ratios.
In May 2022, our Board of Directors authorized a stock repurchase program (the "2022 Share Repurchase Program") for the purchase of up to $200.0 million of our common stock over a three-year period, which ended on May 19, 2025. Under this stock repurchase program, we purchased 308,898 shares at a weighted average price of $91.47 per share, totaling $28.4 million including excise tax during March 2025, using approximately $28.3 million of the net proceeds from the offering of the 2030 Convertible Notes. Following such repurchase, no additional shares were purchased under the 2022 Share Repurchase Program prior to its expiration on May 19, 2025. No shares were repurchased during the six months ended June 30, 2024.
In May 2025, our Board of Directors authorized a new stock repurchase program (the "2025 Share Repurchase Program") for the purchase of up to $300.0 million of our common stock over a three-year period ending on May 15, 2028. On June 11, 2025, we entered into a Rule 10b5-1 trading plan under the 2025 Share Repurchase Program for the period between June 13, 2025 and August 1, 2025 to repurchase up to $100.0 million of our common stock, subject to certain parameters. Under this 10b5-1 trading plan, we purchased 424,132 shares at a weighted average price of $89.79 per share totaling $38.5 million, including excise tax, during June 2025. As of June 30, 2025, there was $261.9 million remaining for the repurchase of shares under the 2025 Share Repurchase Program. From July 1, 2025 through the conclusion of the Rule 10b5-1 plan on August 1, 2025, the Company purchased 633,535 shares at a weighted average price of $97.73 per share totaling $62.5 million, including excise tax. Following these subsequent repurchases, there was $200.0 million remaining for the repurchase of shares under the 2025 Share Repurchase Program.

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

RAW MATERIALS INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by us which are made from these raw materials, are influenced by demand and other factors specific to these commodities, including tariffs for materials sourced internationally. The prices for steel consumed in certain of our manufactured components were lower and the prices for aluminum consumed in certain of our manufactured components were higher during the first six months of 2025 compared to the same period of 2024. While the prices for steel consumed in certain of our manufactured components were lower year-over-year, commodity prices for both steel and aluminum generally have been increasing during the first six months

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
of 2025, and are expected to remain elevated through the remainder of 2025. However, prices of these commodities have historically been volatile and there can be no assurances of future prices. Please see "Results of Operations" above for additional information regarding the impact of raw material costs on our results of operations for the first six months of 2025.

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

LCI INDUSTRIES
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in short-term interest rates on our variable rate debt. Depending on the interest rate option selected as further described in Note 8 of the Notes to Condensed Consolidated Financial Statements, interest is charged based on an indexed rate plus an applicable margin. Assuming a hypothetical increase of 0.25 percent in the indexed interest rate (which approximates a six percent increase of the weighted-average interest rate on our borrowings as of June 30, 2025), our results of operations would not be materially affected.
We are also exposed to changes in the prices of raw materials, specifically steel and aluminum. We have, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in steel and aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. We had no outstanding derivative instruments on commodities at June 30, 2025 and December 31, 2024.
We have historically been able to obtain sales price increases to partially offset the majority of raw material cost increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases. Our tariff mitigation strategy of diversifying our supply chain, with help from our vendors and other sourcing strategies, enabled us to minimize the impact of pricing to our customers as well as support profitability in the second quarter.
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
As of the end of the period covered by this Form 10-Q, we performed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
b.Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LCI INDUSTRIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, we are subject to proceedings, lawsuits, regulatory agency inquiries and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, it is management’s opinion that after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2025, would not be material to our financial position or results of operations.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in millions)
April 1, 2025 - April 30, 2025	—	$—	—	$147.6
May 1, 2025 - May 31, 2025	—	$—	—	$300.0
June 1, 2025 - June 30, 2025 (2)	424,132	$89.79	424,132	$261.9
Total	424,132	$89.79

(1) On May 19, 2022, we announced that our Board of Directors authorized a stock repurchase program (the "2022 Share Repurchase Program") for up to $200.0 million of our common stock over a three-year period, which ended on May 19, 2025. On May 15, 2025, we announced that our Board of Directors authorized a stock repurchase program (the "2025 Share Repurchase Program") for up to $300.0 million of our common stock over a three-year period ending on May 15, 2028. The timing of stock repurchases and the number of shares will depend upon market conditions and other factors. Share repurchases, if any, will be made in privately negotiated and/or open market transactions, such as in compliance with Rule 10b-18 of the Exchange Act and/or pursuant to a trading plan in accordance with Rule 10b5-1 of the Exchange Act, or a combination of methods.

(2) Includes shares repurchased under a Rule 10b5-1 trading plan adopted by the Company for repurchases under the 2025 Share Repurchase Program for the period between June 13, 2025 and August 1, 2025 for up to $100.0 million of common stock, subject to certain parameters.

See Note 11 - Stockholders' Equity of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion regarding share repurchases.

ITEM 5 - OTHER INFORMATION

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6 – EXHIBITS

a)    Exhibits as required by Item 601 of Regulation S-K:

1	3.1	Amended and Restated Certificate of Incorporation of LCI Industries, conformed version that includes all amendments through May 16, 2024 (incorporated by reference to Exhibit 3.3 included in the Registrant's Form 10-Q filed on August 6, 2024).
2	3.2	Amended and Restated Bylaws of LCI Industries, effective March 9, 2023 (incorporated by reference to Exhibit 3.2 included in the Registrant's Form 10-Q filed on May 9, 2023).
3	10.1	Separation Agreement and General Release, dated as of June 6, 2025, by and between Lippert Components, Inc., LCI Industries, Lippert Components Manufacturing, Inc., and all related companies and Andrew Namenye (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed on June 9, 2025).
4	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).
5	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).
6	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code.
7	32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code.
8	101
The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements; and (vii) information in Part II, Item 5.

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
August 5, 2025