Form 10-K
period 2025-12-31
LCI INDUSTRIES
filed 2026-02-26
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,635,882,005. The registrant has no non-voting common equity.

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (February 19, 2026), was 24,201,069 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

LCI INDUSTRIES

PART I

Item 1.    BUSINESS.

Summary

Business Focus
LCI Industries ("LCII" and collectively with its subsidiaries, the "Company," the "Registrant," "we," "us," or "our"), through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI" or "Lippert"), is a global leader in supplying engineered components to the outdoor recreation, transportation, marine, and housing industries. In addition to serving original equipment manufacturers ("OEMs"), we also cater to aftermarket needs, selling through retail dealers, wholesale distributors, and service centers, as well as direct-to-consumer sales through online platforms.
Our operations are global in scope, supporting a diverse customer base across North America and Europe. In 2025, we generated consolidated net sales of $4.1 billion, reflecting strong demand for our broad catalog of innovative and high-quality products. Our diverse portfolio of innovative and high-quality products includes:
•Chassis and Suspension Solutions: Steel chassis, axles, anti-lock braking systems ("ABS"), and suspension systems
•Furniture Solutions: Furniture for RV, marine and other markets, and mattresses
•Window and Glass Solutions: Vinyl, aluminum, and frameless windows, and windshields
•Appliance and Kitchen Solutions: Air conditioners, tankless water heaters, appliances, electronic components, televisions, and thermoformed bath and kitchen products
•Towing and Truck Accessories: Hitches, pin boxes, grill guards, towing electrical, and towing and truck accessories
•Doors, Steps, and Awnings: Entry, luggage, patio, and ramp doors, electric and manual entry steps, and awnings
•Leveling, Stabilization, and Slide-outs: Stabilizer/leveling systems (manual, electric, and hydraulic), and slide-out solutions
At December 31, 2025, we operated over 100 manufacturing facilities located throughout North America and Europe, supporting key industries such as recreational vehicles ("RVs"), transportation, marine, and housing. Our core manufacturing competencies include:

•Metal fabrication and welding	•Glass fabrication
•Furniture manufacturing	•Electronics
•Lamination	•Power & motion systems
•E-Coating and powder coating	•Plastics Forming
•Appliances
Reportable Segments
We operate in two primary segments: OEM and Aftermarket. Together, these segments leverage our manufacturing competencies, leadership expertise, customer relationships, and market insights to drive efficiencies and innovation that enable us to maintain a leadership position in the RV market while continuing to expand in adjacent industries and aftermarket channels.
OEM Segment: Our OEM Segment services leading OEMs in the RV, transportation, marine, and housing markets. Our strategically located manufacturing and distribution facilities across North America and Europe provide efficient service to OEMs. In 2025, the OEM Segment contributed 77 percent of our consolidated net sales and 66 percent of our consolidated operating profit. Key markets served by our OEM Segment include RVs and Adjacent Industries.

•Recreational Vehicles (RVs): Sales to RV OEMs include components for motorhomes, travel trailers, fifth-wheel trailers, and other towables. In 2025, sales to RV OEMs were $1.9 billion, representing 61 percent of OEM Segment net sales. Major customers include Thor Industries, Inc. (symbol: THO), Forest River, Inc. (a Berkshire Hathaway company, symbol: BRKA), and Winnebago Industries (symbol: WGO), as well as other RV OEMs. We serve the RV industry by delivering high-quality components such as chassis and slide-out mechanisms, windows and doors, furniture and mattresses, axles and suspension solutions, and appliances, supported by innovation and strong customer relationships.
•Adjacent Industries: Our Adjacent Industries represent complementary markets that create synergies with our core manufacturing competencies and our strong relationships with RV OEMs. In many cases, our RV OEM customers also operate in one or more of our adjacent industries. In 2025, sales to adjacent industries OEMs were $1.2 billion, representing 39 percent of OEM Segment net sales. We continue to invest in product diversification and customer partnerships to pursue opportunities in these markets. Major customers include Brunswick Corporation (symbol: BC), Polaris Inc. (symbol: PII), Blue Bird Corporation (symbol: BLBD), Skyline Champion Corporation (symbol: SKY), and Cavco Industries, Inc. (symbol: CVCO). We serve our adjacent industries customers by delivering high-quality components such as axles, windows, furniture, windshields, awnings, and chassis for manufactured homes, and many other products. Within our Adjacent Industries category, we serve OEM customers in the following markets:
◦Transportation: Buses (school, city, shuttle), trailers (utility, cargo, equestrian), construction, trains, and power sports
◦Marine: Pontoon boats, power boats, fishing boats, sailboats, and yachts
◦Housing: Manufactured and modular homes, park models, commercial offices, restroom trailers, and residential housing
Aftermarket Segment: Our Aftermarket Segment enhances the product lifecycle for the RV, transportation, marine, and automotive markets by offering discretionary accessories, replacement parts, and upgrades. This approach drives additional revenue, deepens customer engagement, and leverages our OEM expertise. Products are sold through retail dealers, wholesale distributors, and service centers, as well as direct-to-consumer sales through online platforms.
•Performance: In 2025, the Aftermarket Segment contributed 23 percent of our consolidated net sales and 34 percent of our consolidated operating profit. Aftermarket net sales totaled $932.4 million in 2025. Products from our subsidiary CURT Manufacturing LLC ("CURT"), a leading manufacturer of towing products and truck accessories, contributed approximately half of Aftermarket sales in both years. CURT complements our OEM markets by serving automotive, RV, marine, and trailer industries.
•Key Drivers: U.S. RV ownership reached an estimated 8.1 million households in 2025 according to Go RVing, driving demand for upgrades and replacements as owners maintain and enhance their units. Many non-critical replacement parts are purchased outside peak RV and marine selling seasons, which can help to offset the typical seasonality of the OEM Segment. We serve our aftermarket customers by delivering high-quality components such as hitches, truck accessories, towing accessories, towing electrical, furniture, awnings, and slide toppers.
•Customer Channels, Strategy, and Support: We sell aftermarket products through retail dealers, wholesale distributors, and service centers, as well as direct-to-consumer sales through online platforms. Multiple customer care centers offer rapid responses to inquiries related to product delivery, technical support, and critical repairs, designed to minimize consumer downtime. Dedicated teams offer product, technical, and installation training, as well as marketing support for aftermarket customers. In 2025, we launched Lippert Factory Service, a network of service and repair centers providing expert installation, service, repairs, and upfits.
Strategic Focus
Our strategy emphasizes profitable growth through innovation, high product quality, and enhanced customer experience. By driving organic expansion and diversifying revenue streams, we seek to maintain market leadership in the North American RV market while advancing our position in the aftermarkets and adjacent industries. Across key product categories, we hold leading market shares, providing a strong foundation for resilience and growth. Additionally, we are actively gaining share in critical markets through ongoing investment in innovation and operational excellence. We underpin this strategy with disciplined cost management, streamlining operations, and enhancing efficiency. For example, during the past three years, we consolidated certain facilities to reduce overhead and enhance margin stability. Our investments in automation and efficiency further enhance our competitive position, providing our customers with tailored solutions.

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

Sales and Profits

Consolidated net sales for the year ended December 31, 2025 were $4.1 billion, an increase of 10 percent from consolidated net sales for the year ended December 31, 2024 of $3.7 billion. The increase was primarily driven by sales from acquired businesses, sales price increases related to tariffs, and higher North American RV sales driven by an increased mix of higher content fifth-wheel units, market share gains, and a 3 percent increase in total North American RV wholesale shipments. Net sales from acquisitions completed in 2024 and 2025 contributed approximately $124.5 million in 2025.
Net income for 2025 was $188.3 million, or $7.57 per diluted share, compared to net income of $142.9 million, or $5.60 per diluted share, in 2024.
In Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," we describe in detail the change in our net sales and operating profits for the OEM and Aftermarket Segments during 2025.

Customer Concentrations

Berkshire Hathaway Inc. (through its subsidiaries Forest River, Inc. and Clayton Homes, Inc.), a customer of both segments, accounted for 18 percent, 18 percent, and 15 percent of our consolidated net sales for the years ended December 31, 2025, 2024, and 2023, respectively. Thor Industries, Inc. ("Thor"), a customer of both segments, accounted for 15 percent, 16 percent, and 16 percent of our consolidated net sales for the years ended December 31, 2025, 2024, and 2023, respectively. No other customer accounted for more than 10 percent of consolidated net sales in the years ended December 31, 2025, 2024, and 2023. No customer accounted for more than 10 percent of consolidated accounts receivable, net at December 31, 2025 and 2024. International sales and export sales represented approximately nine percent, 11 percent, and 11 percent of our consolidated net sales for the years ended December 31, 2025, 2024, and 2023, respectively.

Acquisitions

During 2025, we completed four acquisitions for an aggregate of $112.7 million of cash purchase consideration. Aggregate net sales for the companies acquired in these acquisitions were approximately $194 million for the twelve months preceding the respective acquisition.

Our mergers and acquisitions strategy is focused on strategically positioning the Company for long-term growth, stability, and market leadership including diversifying beyond the RV market into high-growth markets. By acquiring companies that complement our core strengths in manufacturing, innovation, and operational efficiency, we have been able to achieve synergies, expand market share, and deliver innovative content to new and growing markets. We will continue to utilize a disciplined approach regarding acquisitions, prioritizing accretive deals that can create value for shareholders, and leveraging our expertise to optimize operations and enhance profitability across the Company.

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

Sales and Marketing

Our sales activities are related to developing new customer relationships and maintaining existing customer relationships, primarily through the quality and reliability of our products, innovation, price, customer service, and customer satisfaction. Our annual marketing and advertising expenditures were $26.7 million, $22.3 million, and $29.7 million, in 2025, 2024, and 2023, respectively.

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

Capacity

At December 31, 2025, we operated over 100 manufacturing facilities located across North America and Europe. For most products, we have the ability to fill excess demand by shifting production to other facilities, usually at an increased cost. The ability to adjust capacity in certain product areas through lean manufacturing and automation initiatives, reallocation of existing resources, flexibility with second or third shifts, and/or additional capital expenditures is monitored regularly by management in an effort to achieve a high level of production efficiency and return on invested capital. We believe we have adequate capacity to meet projected demand. Capital expenditures for 2025 were $53 million, which included normal replacement expenditures along with approximately $17 million in capacity investments for operational improvements and approximately $1 million in automation investments.

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

International

International and export sales represented approximately nine percent of consolidated net sales in 2025, and 11 percent in each of 2024 and 2023. We continue to focus on developing products tailored for international recreation and transportation markets. We participate in the largest caravan and marine shows in Europe and have received positive feedback on our products. Recently, some of the product innovations we developed for European markets have gained popularity in the United States as well. Our international business development team works with customers and prospects in Europe and other international markets, assessing the dynamics of the local marketplace, building relationships with OEMs and helping introduce our existing products and develop new products for those markets, with the goal of identifying long-term growth opportunities. We target the same international product markets that we supply to in the United States, including RV, adjacent industries such as marine, cargo trailers, and high-speed trains, and the related aftermarkets. One of our largest domestic customers, Thor, has a presence in the European caravan market, which provides additional business opportunities for us in Europe. We estimate the addressable market for annual net sales of our products outside of North America to be over $2 billion.

Intellectual Property

We hold approximately 635 United States and foreign patents and have approximately 175 patent applications pending that relate to various products we sell. We have also granted certain licenses that permit third parties to manufacture and sell products in consideration for royalty payments.

From time to time, we have received notices or claims we may be infringing certain patent or other intellectual property rights of others, and we have given notices to, or asserted claims against, others that they may be infringing certain patent or other intellectual property rights of the Company. We believe our patents are valuable and we vigorously protect our patents when appropriate.

Research and Development

We strive to be an industry leader in product innovation and are focused on developing new products, as well as improving existing products. Research and development expenditures are expensed as they are incurred. Research and development expenses were approximately $15 million, $21 million, and $20 million in 2025, 2024, and 2023, respectively.

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

Human Capital

As of December 31, 2025, Lippert had approximately 12,300 full-time team members, including 10,900 in North America and 1,400 internationally. Our U.S. team members are not subject to any collective bargaining agreements, although certain international team members are covered by national labor laws. We believe relations with our team members are good.

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

Leadership and Culture Development

Our Leadership and Culture Development Team focuses on leadership development, professional and personal development, training, and corporate and community impact. This Team meets regularly with leaders and team members across the Company to assess current status and needs for leadership and culture development; build action plans to strategically amplify strengths and close gaps, designed to deepen our leadership bench strength and drive consistent Lippert culture through the organization; execute on those plans by leveraging the many resources the Company offers; and then measure the impact through our Leader Index and Culture Index. This Team also supports our team member engagement surveys to measure and evaluate engagement drivers and helps build specific action plans in response to the survey results to continually improve our culture and team member engagement.

We believe our future success depends on our continued ability to attract, retain, and motivate qualified team members. Our retention percentage for team members in North America for the year ended December 31, 2025 was 68 percent, down slightly from 71 percent in 2024. Our overall company Culture Index score—measured across retention, engagement, team member development, and community service metrics—reached a record-high of 85.2 percent in 2025.

Community Involvement

We strive to create meaningful change and inspire a culture of giving by building positive relationships and aligning Company resources with our team members' time and talents to support the needs of our communities. In 2025, our team members reached a significant milestone by surpassing one million volunteer hours since 2017, reflecting a long-term commitment and passion for giving back. Throughout the year, team members facilitated more than 650 group volunteer events, including 279 leader-led events which are organized by leadership and open to team participation. Through monetary donations, product donations, and company-wide fundraising events, we donated more than $1.3 million in 2025 to support the needs of our communities. Our focus areas include children and families in need, educational programs, community health and wellness, and LCI team members experiencing crisis.

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

We provide well-being initiatives to provide team members with resources to improve in all dimensions of their health, including physical, emotional, and financial. In 2022, we launched the "Lippert Life" portal, a comprehensive resource to support our team members' total well-being. Digital engagement of Lippert Life portal users increased by 10.6 percent in 2025. Our "Live Well" program continues to drive strong engagement and health outcomes by emphasizing prevention and education through offerings such as health coaching, biometric screenings, flu vaccinations, heart scans, and quarterly challenges. In 2025, our health partnerships and services expanded and we launched an enhanced employee assistance program. These initiatives were reflected by our receipt of the 2025 Excellence in Wellness Award. Collectively, these initiatives demonstrate our commitment to creating a supportive, engaging workplace that not only attracts top talent but also drives long-term retention and organizational success.

Inclusion and Belonging

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

Health and Safety

We maintain a work environment designed to provide a safe and healthy workplace for all team members. We focus our efforts on eliminating exposures and reducing recordable incidents, lost workdays, and life changing events. Our Total Recordable Incident Rate ("TRIR") in North America trended positively, with a decrease from 3.13 in 2024 to 2.40 in 2025. We remain focused on leadership, engagement of team members, aggressive incident investigation with root cause analysis, and focused corrective actions.

Our Facility Safety Score ("FSS") Playbook includes enterprise-wide safety audits/inspections, and FSS objectives are created to take further steps toward reducing injuries across the Company. The following employee health and safety ("EHS") objectives help guide our safety performance: (a) improve operational ownership of workplace EHS, (b) improve enterprise-wide compliance with EHS rules and requirements at the site level, (c) enhance knowledge of sustainable manufacturing mindset, and (d) improve education of workforce for relevant EHS standards and requirements.

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

The following table sets forth our executive officers as of December 31, 2025:

Name	Position

Jason D. Lippert	President and Chief Executive Officer
Lillian D. Etzkorn	Executive Vice President and Chief Financial Officer
Ryan R. Smith	Group President – North America
Jamie M. Schnur	Group President – Aftermarket
Officers are elected annually by the Board of Directors. There are no family relationships between or among any of the executive officers or directors of the Company. Additional information with respect to the Company's directors will be included in the Company's Proxy Statement for the 2026 Annual Meeting of Stockholders.

JASON D. LIPPERT (age 53) became Chief Executive Officer of the Company effective May 10, 2013, and has been Chief Executive Officer of Lippert Components since February 2003. Effective May 23, 2019, Mr. Lippert also became President of the Company. Mr. Lippert has over 30 years of experience with the Company and has served in a wide range of leadership positions.

LILLIAN D. ETZKORN (age 57) joined the Company in April 2023 and serves as Executive Vice President and Chief Financial Officer of the Company. Prior to joining the Company, she served in multiple financial leadership roles, including Chief Financial Officer at Covia, Shiloh Industries, and CPI Card Group. Additionally, she has held various senior finance positions at Dana Incorporated and Ford Motor Company.

RYAN R. SMITH (age 42) became Group President – North America of the Company in May 2020. Previously, he served as Senior Vice President of Sales and Operations of the Company beginning in August of 2018. Mr. Smith has over 19 years of experience with the Company and has served in a wide range of leadership positions with Lippert Components.

JAMIE M. SCHNUR (age 54) became Group President – Aftermarket of the Company in May 2020. Previously, he served as Chief Administrative Officer of the Company beginning in May 2013. Mr. Schnur has over 29 years of experience with the Company and has served in a wide range of leadership positions with Lippert Components.

Other Officers

KIP A. EMENHISER (age 52) joined the Company in January 2017 and has been Treasurer since March 2022, Vice President of Finance since September 2019, and our principal accounting officer since March 2017. Prior to joining the Company, he held various roles including Senior Vice President of Finance, Chief Accounting Officer, and Vice President and Corporate Controller at Press Ganey Associates, Inc. Mr. Emenhiser is a Certified Public Accountant.

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

The RV, recreational boat, and other markets where we sell many of our products or where our products are used, have been characterized by cycles of growth and contraction in consumer demand, often because the purchase of such products is viewed as a consumer discretionary purchase. A number of factors have in the past, and could continue to, negatively impact consumer demand, production levels, shipments, sales, and operating results, including credit availability, consumer confidence, employment rates, prevailing interest rates, inflation, fuel prices, and other economic conditions affecting consumer demand and discretionary consumer spending, such as occurred during 2025, as well as demographic and political changes. Further, consumer purchases of discretionary items historically tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may lead to declines in sales and slow our long-term growth expectations.

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

Changing conditions and uncertainty over global tariffs, or the financial impact of tariffs and resulting consequences, have negatively affected, and may continue to negatively affect, our business, operating results, and financial condition.

Changes in U.S. domestic and global tariff frameworks have increased our costs of sourcing goods and resulted in additional risks to our supply chain. The U.S. government has imposed significant tariffs impacting a wide variety of goods across multiple countries and indicated that additional tariffs may be imposed in the near future. In response, some countries have announced or imposed tariffs on goods made in the U.S. These actions resulted in higher material costs for us in 2025, which could continue or worsen, and pricing actions we have taken, or in the future may take, in light of material cost increases could negatively impact demand for our products, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Further increasing uncertainty related to trade policies, on February 20, 2026, the U.S. Supreme Court ruled against the U.S. presidential administration’s use of tariffs under the International Emergency Economic Powers Act ("IEEPA"), and U.S. Customs and Border Protection halted collections of IEEPA tariffs on February 24, 2026. However, the decision creates uncertainty related to various aspects of the tariffs previously collected under the IEEPA, including whether, and if so, how, companies may be able to recover any portion of IEEPA tariffs previously paid. Further, not all tariffs announced throughout 2025 were impacted by this U.S. Supreme Court decision since many tariffs were imposed under other legal authorities that remain in effect and new tariffs may continue to be implemented through these other legal authorities. Additionally, in response to the U.S. Supreme Court ruling, the U.S. presidential administration imposed a new worldwide tariff effective for 150 days from February 24, 2026. The imposition of these new, worldwide tariffs, as well as the potential for further tariff actions by the U.S. presidential administration or others, represents a significant source of uncertainty and could have a material adverse effect on our business, financial condition, and results of operations.

In addition, political tensions and uncertainty as a result of rapidly changing trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could in turn have a material adverse impact on our business, financial condition, and results of operations.

Reductions in the availability of wholesale financing limits the inventories carried by retail dealers of RVs and other products which use our components, which would cause reduced production by our customers, and therefore reduced demand for our products.

Retail dealers of RVs and other products which use our components generally finance their purchases of inventory with financing known as floor-plan financing provided by lending institutions. A dealer's ability to obtain financing is significantly affected by the number of lending institutions offering floor-plan financing, and by an institution’s lending limits, which are beyond our control. Reduction in the availability of floor-plan financing, or an increase in the cost of such financing, particularly as a result of higher interest rates, have in the past caused, and would in the future again likely cause, many dealers to reduce inventories, which would result in reduced production by OEMs, and consequently result in reduced demand for our products. Moreover, dealers which are unable to obtain adequate financing could cease operations. Their remaining inventories would likely be sold at discounts, disrupting the market. Such sales have historically caused a decline in orders for new inventory, which reduced demand for our products, and which could reoccur in the future.

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

Fuel shortages, and substantial increases in the price of fuel, have had an adverse effect on the RV industry as a whole in the past, and could again in the future. Travel trailer and fifth-wheel RVs, components for which represented approximately 54 percent of our OEM Segment net sales in 2025, are usually towed by light trucks or SUVs. Generally, these vehicles use more fuel than automobiles, particularly while towing RVs or other trailers. High prices for gasoline, or anticipation of potential fuel shortages, can affect consumer use and purchase of light trucks and SUVs, which could result in reduced demand for travel trailer and fifth-wheel RVs, and therefore reduced demand for our products.

Risks Related to our Business, Operations and Strategy

A significant percentage of our sales are concentrated in the RV industry and declines in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs could reduce demand for our products and adversely impact our operating results and financial condition.

In 2025, the OEM Segment represented 77 percent of our consolidated net sales and 66 percent of consolidated segment operating profit. Approximately 54 percent of our OEM Segment net sales in 2025 were from products to manufacturers of travel trailer and fifth-wheel RVs. While we measure our OEM Segment sales against industry-wide wholesale shipment statistics, the underlying health of the RV industry is determined by retail demand. Retail sales of RVs historically have been closely tied to general economic conditions, as well as consumer confidence. Declines in industry-wide wholesale shipments of travel trailer and fifth-wheel RVs could reduce demand for our products and adversely affect our operating results and financial condition.

The loss of any key customer, or a significant reduction in purchases by such customers, could have an adverse material impact on our operating results.

Two customers of both the OEM Segment and the Aftermarket Segment accounted for a combined 33 percent of our consolidated net sales in 2025. The loss of either of these customers or other significant customers, or a substantial reduction in sales to any such customer, would have an adverse material impact on our operating results and financial condition. In addition, we generally do not have long-term agreements with our customers and cannot predict that we will maintain our current relationships with these customers or that we will continue to supply them at current levels.

Volatile raw material costs could adversely impact our financial condition and operating results.

Steel and aluminum represented approximately 30 percent and 10 percent, respectively, of our raw material costs in 2025. The prices of these, and other key raw materials, have historically been volatile and can fluctuate dramatically with changes in the global demand and supply for such products.

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

In 2025, we imported, or purchased from suppliers who imported, approximately 36 percent of our raw materials and components. Consequently, we rely on the free flow of goods through open and operational ports and on a consistent basis for a significant portion of our raw materials and components. Adverse geopolitical conditions, such as increased tariffs or import duties, trade embargoes, the heightened tensions between China and Taiwan, inclement weather, natural disasters, epidemics, public health crises, war, terrorism, or labor disputes at various ports or otherwise adversely impacting our suppliers create significant risks for our business, particularly if these conditions or disputes result in work slowdowns, lockouts, strikes, facilities closures, supply chain interruptions, or other disruptions, and could have an adverse impact on our operating results if we are unable to fulfill customer orders or are required to accumulate excess inventory or find alternate sources of supply, if available, at higher costs.

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

A tight labor market has, and could in the future, result in difficulty obtaining skilled labor, and may result in increased labor and production costs.

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

Epidemic outbreaks, terrorist acts, political events, and civil unrest could disrupt our business and result in lower sales and otherwise adversely affect our financial performance.

External events, such as epidemic outbreaks, terrorist attacks, disruptive political events, or civil unrest could adversely affect our business and result in lower sales. In the event that one of our manufacturing or distribution facilities was affected by any such event, we could be forced to shift production to one of our other facilities, which we may not be able to do effectively or at all, or to cease operations. Although we maintain insurance for damage to our property and disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses. Any disruption in our manufacturing capacity could have an adverse impact on our ability to produce sufficient inventory of our products or may require us to incur additional expenses in order to produce sufficient inventory, and therefore, may adversely affect our net sales and operating results. Any disruption or delay at our manufacturing or distribution facilities or customer care centers could impair our ability to meet the demands of our customers, and our customers may cancel orders with us or purchase products from our competitors, which could adversely affect our business and operating results.

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

We are dependent on the knowledge, experience, and skill of our leadership team. The loss of the services of one or more key managers or the failure to attract or retain qualified managerial, technical, sales and marketing, operations and customer care staff could impair our ability to conduct and manage our business and execute our business strategy, which would have an adverse effect on our business, financial condition and results of operations. Further, leadership transitions can be inherently difficult to manage, may result in operational inefficiencies, and impact our ability to retain and hire other key members of management.

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
In addition, our information technology systems may be vulnerable to damage, interruption or unauthorized access from circumstances beyond our control, including fire, natural disasters, security breaches, telecommunications failures, computer viruses, hackers, phishing attempts, cyber-attacks, ransomware and other malware, payment fraud, and other manipulation or improper use of our systems. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could adversely affect our business. Further, as we upgrade and standardize our enterprise resource planning ("ERP") system on a company-wide basis, we continue to improve, upgrade, and integrate acquired businesses into our ERP system, which can lead to disruptions in our business operations, increase security risks, cause integration delays, and heighten other risks.
Cyber-attacks, such as those involving the deployment of malware, are increasing in frequency, sophistication, and intensity and have become increasingly difficult to detect. Further, artificial intelligence technologies may be used for certain cybersecurity attacks, and may increase their frequency and intensity, resulting in heightened risks of security breaches and incidents. Despite our ongoing efforts to manage cybersecurity risks, we cannot assure you that they will be effective or will work as designed. If we fail to maintain or protect our information systems and data integrity effectively, we could: lose existing customers; have difficulty attracting new customers; suffer outages or disruptions in our operations or supply chains; have difficulty preventing, detecting, and controlling fraud; have disputes with customers and suppliers; have regulatory sanctions or penalties imposed; incur increased operating expenses; incur expenses or lose revenues as a result of a data privacy breach; or suffer other adverse consequences.
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

Further, foreign, federal, state, and local regulatory and legislative bodies have adopted or proposed various legislative and regulatory measures relating to climate change, regulating greenhouse gas emissions, and energy policies. Such measures could impose significant costs on us and our suppliers and customers, including increased cost of materials and natural resources, sources and supply of energy, capital equipment, environmental monitoring and reporting, or other costs to comply with such regulations. Climate change regulation combined with public sentiment could result in reduced demand for products that use our components, higher fuel prices, or carbon taxes, all of which could materially adversely affect our business. Due to uncertainty in the regulatory and legislative processes, as well as the scope of such requirements and initiatives, we cannot currently determine the effect such legislation and regulation may have on our business, results of operations, and financial condition.

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
Other state laws contain additional disclosure obligations for businesses that collect personal information about residents and afford those individuals additional rights relating to their personal information that may affect our ability to use personal information or share it with our business partners. For example, California has laws that give California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights, and the California Privacy Protection Agency is authorized to implement and enforce California’s privacy laws, which could result in increased privacy and information security regulatory actions. Other U.S. states have passed, or have proposed, consumer privacy laws. These laws may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

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
Additionally, because we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (the "PCI Standard"), issued by the Payment Card Industry Security Standards Council. The PCI Standard contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing, and transmission of cardholder data. Complying with the PCI Standard and implementing related procedures, technology, and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to maintain compliance with the PCI Standard or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems could have an adverse effect on our business, financial condition, and results of operations.
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

In addition to the costs associated with the contractual warranty coverage provided on our products, we also occasionally incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. Although we estimate and reserve for the cost of these service actions, there can be no assurance that expense levels will remain at current levels, or that such reserves will continue to be adequate.

We may be subject to product liability claims if people or property are harmed by the products we sell.

Some of the products we sell may expose us to product liability claims relating to personal injury, death, or property damage, and may require product recalls or other actions. Although we maintain liability and product recall insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding a product recall or any assertion that our products caused property damage or personal injury could damage our brand identity and our reputation with existing and potential consumers and have an adverse effect on our business, financial condition, and results of operations.

Financial, Credit and Liquidity Risks

We could incur asset impairment charges for goodwill, intangible assets, or other long-lived assets.

A portion of our total assets as of December 31, 2025 was comprised of goodwill, intangible assets, and other long-lived assets. At least annually, we review goodwill and indefinite-lived intangibles for impairment. Long-lived assets, identifiable intangible assets, and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Our determination of future cash flows, future recoverability, and fair value of our long-lived assets includes significant estimates and assumptions. Changes in those estimates or assumptions or lower than anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. Any such charge could adversely affect our operating results and financial condition.

We may become more leveraged.

Financing for our investments has been provided through a combination of currently available cash and cash equivalents, term loans, our 1.125 percent convertible senior notes due 2026 (the "2026 Convertible Notes"), our 3.000 percent convertible senior notes due 2030 (the "2030 Convertible Notes" and collectively with the 2026 Convertible Notes, the "Convertible Notes"), and use of our revolving credit facility. The incurrence of indebtedness may cause us to become more leveraged, which could (1) require us to dedicate a greater portion of our cash flow to the payment of debt service, (2) make us more vulnerable to a downturn in the economy, (3) limit our ability to obtain additional financing, or (4) negatively affect our outlook by one or more of our lenders.

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

Our debt agreements contain various covenants, restrictions, and events of default. Among other things, these provisions require us to maintain certain financial ratios, including a maximum net leverage ratio and a minimum interest coverage ratio, and impose certain limits on our ability to incur indebtedness, create liens, and make investments or acquisitions. Breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness, which may permit the lenders under these debt agreements to exercise remedies. These defaults could have an adverse material impact on our business, results of operations, and financial condition.

An increase in interest rates could increase our cost of borrowing and could adversely impact our financial condition, results of operations and cash flows.

Our financial condition, results of operations and cash flows could be significantly affected by changes in interest rates and actions taken by the Federal Reserve. Borrowings under our credit agreement currently bear interest at variable rates based on either an Alternate Base Rate or at term Secured Overnight Financing Rate ("SOFR") plus, in each case, an applicable margin. Any increase in the interest we pay and a corresponding increase in our costs of capital could have a material adverse impact on our financial condition, results of operations, or cash flows.

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

The conversion of some or all of the Convertible Notes may dilute the ownership interests of our stockholders. Upon conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted. While we have elected to settle in cash the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2026 Convertible Notes, we may elect to settle any such remainder with respect to our 2030 Convertible Notes in shares of our common stock or a combination of cash and shares of our common stock, and any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2030 Convertible Notes may encourage short selling by market participants because the conversion of the 2030 Convertible Notes could be used to satisfy short positions, or anticipated conversion of the 2030 Convertible Notes into shares of our common stock could depress the price of our common stock.

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

Certain provisions in the indentures governing the Convertible Notes may delay or prevent an otherwise beneficial takeover attempt of us.

Certain provisions in the indentures governing the Convertible Notes may make it more difficult or expensive for a third party to acquire us. For example, these indentures will require us, subject to certain exceptions, to repurchase the Convertible Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Convertible Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Convertible Notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such a takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

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

Our cybersecurity risk management program is aligned to the Company’s business strategy. It shares common methodologies, reporting channels and governance processes that apply to other areas of enterprise risk, including legal, compliance, strategic, operational, and financial risk. Key elements of our cybersecurity risk management program include:

•risk assessments and penetration testing designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
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

Item 2.    PROPERTIES.

Our manufacturing operations are conducted at facilities that are used for both manufacturing and distribution. Many of the properties manufacture and warehouse products sold through both the OEM Segment and Aftermarket Segment and are included in the OEM Segment in the table below. We believe that substantially all of our properties are in generally good condition and there is sufficient capacity to meet current and projected manufacturing and distribution requirements. In addition, we maintain administrative facilities used for corporate and administrative functions. Our primary administrative offices are located in Elkhart, Indiana. Total administrative space company-wide aggregates approximately 400,000 square feet. At December 31, 2025, our key property holdings are summarized in the following table:

Segment	Type	North America Facilities	Europe Facilities	Total Facilities	Owned Facilities
OEM	Manufacturing (a)	67	26	93	33
	Other (b)	18	2	20	8
Aftermarket	Manufacturing (a)	13	—	13	2
	Other (b)	26	—	26	3
Total		124	28	152	46
(a)    Includes multi-activity sites which are predominately manufacturing
(b)    Includes engineering, administrative, service centers, and distribution locations

Item 3.    LEGAL PROCEEDINGS.

In the normal course of business, we are subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided for in the Consolidated Balance Sheet as of December 31, 2025, would not be material to our financial position or annual results of operations.

Item 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market and Stockholders

As of February 19, 2026, there were 197 holders of the Company's common stock, in addition to beneficial owners of shares held in broker and nominee names. Our common stock trades on the New York Stock Exchange under the symbol "LCII".

The table and related information required for the Equity Compensation Plan is incorporated by reference from the information contained under the caption "Equity Compensation Plan Information" in our 2026 Proxy Statement.

Dividends and Share Repurchases

See Note 13 - Stockholders' Equity of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion regarding dividends and share repurchases. There were no share repurchases during the three months ended December 31, 2025.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations generally discusses 2025 and 2024 items and year-over-year comparisons between 2025 and 2024. A detailed discussion of 2023 items and year-over-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 21, 2025.

We are a global leader in supplying engineered components to the outdoor recreation, transportation, marine, and housing industries. In addition to serving original equipment manufacturers ("OEMs"), we also cater to aftermarket needs, selling through retail dealers, wholesale distributors, and service centers, as well as direct-to-consumer sales through online platforms.

Sales and Profit - OEM and Aftermarket Segments

We have two reportable segments, the OEM Segment and the Aftermarket Segment. At December 31, 2025, we operated over 100 manufacturing facilities located throughout North America and Europe. Net sales and operating profit were as follows for the years ended December 31:

Sales and Operating Profit by Segment and in Total (In thousands)	2025	2024
Net sales:
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,708,236	$1,514,578
Motorhomes	235,976	233,066
Adjacent Industries OEMs	1,245,441	1,112,806
Total OEM Segment net sales	3,189,653	2,860,450
Aftermarket Segment:
Total Aftermarket Segment net sales	932,364	880,758
Total net sales	$4,122,017	$3,741,208

Operating profit[1]:
OEM Segment	$184,120	$107,081
Aftermarket Segment	95,802	111,156
Total operating profit	$279,922	$218,237

Sales and Operating Profit by Segment as a Percent of Total	2025	2024
Net sales:
OEM Segment	77%	76%
Aftermarket Segment	23%	24%
Total net sales	100%	100%

Operating profit[1]:
OEM Segment	66%	49%
Aftermarket Segment	34%	51%
Total segment operating profit	100%	100%

Operating Profit Margin by Segment	2025	2024
OEM Segment	5.8%	3.7%
Aftermarket Segment	10.3%	12.6%
1 Corporate expenses are allocated between the segments based upon net sales.
Operating profit margins in 2025 were impacted by a number of factors, as further described below under “Results of Operations – Year Ended December 31, 2025 Compared to Year Ended December 31, 2024.”

Reportable Segments: Our two reportable segments consist of the OEM Segment and the Aftermarket Segment. Our OEM Segment drives innovation and manufacturing expertise, serving leading OEMs in the RV, transportation, marine, and housing markets. Our Aftermarket Segment enhances the product lifecycle for the RV, transportation, marine, and automotive markets by offering discretionary accessories, replacement parts, and upgrades. This approach drives recurring revenue, deepens customer engagement, and leverages our OEM expertise.
OEM Segment: Manufactures and distributes a broad array of engineered components for the leading OEMs of RVs and adjacent industries, including the transportation (buses, trailers, construction, trains, and power sports), marine (pontoon boats, power boats, fishing boats, sailboats, and yachts), and housing (manufactured and modular homes, park models, commercial offices, restroom trailers, and residential housing) markets.
Aftermarket Segment: Supplies many of our engineered components to the related aftermarket channels of the RV, transportation, marine, and automotive markets, primarily through retail dealers, wholesale distributors, and service centers, as well as direct-to-consumer sales through online platforms. The Aftermarket Segment also includes biminis, covers, buoys, and fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, tankless water heaters, and the sale of replacement glass and awnings to fulfill insurance claims.
See Part I, Item 1, "Business - Reportable Segments" for more detail on our reportable segments.
Diversification Strategy: Over the past several years, we have diversified our portfolio beyond the RV OEM market into transportation, marine, housing, and aftermarket sectors. We have also diversified geographically through our international operations. Leveraging our manufacturing competencies in other industries can accelerate profitable growth and help to mitigate seasonal and cyclical market risk. For example, within our Aftermarket Segment, many of the optional upgrades and non-critical replacement parts for RVs are purchased outside the normal product selling season, thereby causing certain sales within this segment to be counter-seasonal.

Approximately 56 percent and 57 percent of net sales for the years ended December 31, 2025 and 2024, respectively, were generated outside of the North American RV OEM market, providing a balanced foundation for continued growth.

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

In 2025, Recreation Vehicle Industry Association ("RVIA") data shows U.S. wholesale shipments of travel trailers and fifth-wheel RVs, the Company's primary market, increased 2 percent to 298,200 units compared with 2024. Retail demand decreased 1 percent to 305,300 units compared with 2024, reflecting a stabilization from the declines in prior years. However, inflation and elevated interest rates continued to pressure consumer discretionary spending, dampening demand. Retail registration data is often revised upward in subsequent months due to reporting delays.

While we track our OEM Segment RV sales against wholesale shipment statistics, the health of the RV industry is ultimately determined by retail demand. The table below highlights trends in wholesale shipments, retail sales, and dealer inventory adjustments for travel trailers and fifth-wheel RVs, as reported by Statistical Surveys, Inc. ("Statistical Surveys").

	Wholesale		Retail		Estimated Unit Impact on Dealer Inventories
	Units	Change	Units	Change
Year ended December 31, 2025	298,200	2%	305,300	(1)%	(7,100)
Year ended December 31, 2024	291,600	13%	307,700	(6)%	(16,100)
Year ended December 31, 2023	259,100	(39)%	327,000	(16)%	(67,900)

Motorhomes, another key RV category, experienced a 3 percent increase in wholesale shipments to 36,000 units in 2025, while retail demand fell 6 percent, according to RVIA data.

OEM Segment - Adjacent Industries: Our expertise in RV components extends to adjacent industries, including transportation, marine, and housing. These adjacent industries offer significant growth opportunities, including by helping us leverage our established relationships with OEMs that often operate in multiple sectors. While the potential content per unit we may supply to adjacent industries varies across these markets, and is different than RVs, they represent meaningful diversification opportunities. Key adjacent markets and the annual retail units sold of each include:

•Enclosed trailers: According to Statistical Surveys, approximately 201,700 units were sold in 2025, compared to 199,100 in 2024 and 206,800 in 2023.
•Boats: Statistical Surveys reported approximately 230,400 units were sold in 2025, compared to 250,200 in 2024 and 273,700 in 2023. Pontoon boats, a subset of this market, sold 48,300 units in 2025, compared to 54,300 in 2024 and 62,300 in 2023.
•School buses. According to School Bus Fleet, approximately 41,000 units were sold in 2025, compared to 40,300 in 2024 and 41,200 in 2023.

•Manufactured housing. According to the Institute for Building Technology and Safety, wholesale shipments were approximately 102,700 units in 2025, compared to 103,300 in 2024 and 89,200 in 2023.

Aftermarket Segment: Our Aftermarket Segment enhances the product lifecycle for the RV, transportation, marine, and automotive markets by offering discretionary accessories, replacement parts, and upgrades through various channels, including retail dealers, wholesale distributors, and service centers, as well as direct-to-consumer sales through online platforms. These products support recreation and transportation markets, addressing both routine maintenance needs and customer-driven enhancements.

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

CURT Manufacturing LLC: Acquired in 2019, CURT is a leading manufacturer of towing products and truck accessories, complementing our OEM markets. CURT contributed approximately half of Aftermarket Segment net sales in both 2025 and 2024, selling 907,000 hitches in 2025, down from 1,061,000 in 2024.

Kaspar Ranch Hand Equipment, LLC: Acquired in 2021, Ranch Hand broadened our offerings with custom bumpers, grill guards, and steps for the automotive aftermarket, reinforcing our position in complementary markets.

RESULTS OF OPERATIONS

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Consolidated Summary

•Consolidated net sales for 2025 were $4.1 billion, 10 percent higher than consolidated net sales for 2024 of $3.7 billion. The increase was primarily driven by sales from acquired businesses during the year, sales price increases due to higher material costs, and higher North American RV sales driven by an increased mix of higher content fifth-wheel units, market share gains, and a 3 percent increase in total North American RV wholesale shipments. Net sales from acquisitions completed in 2024 and 2025 contributed approximately $124.5 million in 2025.
•Net income for 2025 was $188.3 million, or $7.57 per diluted share, compared to net income of $142.9 million, or $5.60 per diluted share, for 2024.
•Consolidated operating profit during 2025 was $279.9 million compared to $218.2 million in 2024. Operating profit margin was 6.8 percent in 2025 compared to 5.8 percent in 2024. The increase was primarily due to reduced costs from materials sourcing strategies and leveraging of fixed expenses over higher North American RV sales volumes driven by an increased mix of higher content fifth-wheel units, market share gains, and a 3 percent increase in total North American RV wholesale shipments.
•Tariff mitigation strategy of diversifying our supply chain, with help from vendors and other sourcing strategies, enabled us to minimize the impact of pricing to our customers as well as support profitability.
•The effective tax rate of 26.2 percent for 2025 was higher than the prior year, primarily due to increases in the state effective tax rate as discussed below under "Income Taxes."
•Interest expense, net in 2025 was $35.7 million compared to $28.9 million in 2024. The increase was primarily due to interest on the 2030 Convertible Notes (as defined in Note 3 of the Notes to Consolidated Financial Statements) and higher interest rates on our adjustable rate Term Loans (as defined in Note 9 to the Notes to Consolidated Financial Statements), partially offset by reduced borrowings outstanding on the revolving credit facility and interest income of $7.3 million earned on investments in money market mutual funds for the year ended December 31, 2025, compared to $5.1 million in the same period of 2024.
•In 2025, we returned an aggregate of $242.6 million to shareholders, including through share repurchases of $128.6 million and quarterly dividends aggregating $4.60 per share, or $114.0 million.

OEM Segment

Net sales of the OEM Segment in 2025 increased 12 percent, or $329.2 million, compared to 2024. Net sales of components to OEMs were to the following markets for the years ended December 31:

(In thousands)	2025	2024	Change
RV OEMs:
Travel trailers and fifth-wheels	$1,708,236	$1,514,578	13%
Motorhomes	235,976	233,066	1%
Adjacent Industries OEMs	1,245,441	1,112,806	12%
Total OEM Segment net sales	$3,189,653	$2,860,450	12%
According to the RVIA, industry-wide wholesale shipments for the years ended December 31 were:

	2025	2024	Change
Travel trailer and fifth-wheel RVs	298,200	291,600	2%
Motorhomes	36,000	34,900	3%
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

Content per:	2025	2024	Change
Travel trailer and fifth-wheel RV	$5,670	$5,097	11%
Motorhome	$3,993	$3,742	7%
Our average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by changes in selling prices for our products, market share gains, and acquisitions. The increase in travel trailer and fifth-wheel RV content in 2025 compared to 2024 was driven primarily by sales price increases related to tariffs, an increase in RV sales mix toward higher content fifth-wheel units, and market share gains, partially offset by wholesale unit shipments outpacing units produced.

Our increase in net sales to RV OEMs during 2025 was driven by sales price increases related to tariffs, an increase in RV sales mix toward higher content fifth-wheel units, market share gains and a 3 percent increase in total North American RV wholesale shipments, partially offset by volume decreases in the European RV market.

Our increase in net sales to OEMs in Adjacent Industries during 2025 was primarily due to sales from acquired businesses and higher sales to North American utility trailer OEMs.

Operating profit of the OEM Segment was $184.1 million in 2025, an increase of $77.0 million compared to 2024. The operating profit margin of the OEM Segment increased to 5.8 percent in 2025 compared to 3.7 percent in 2024, and was positively impacted by:
•Increases in selling prices primarily related to increased material costs, which positively impacted operating profit by $80.9 million compared to 2024.
•Reduced costs from materials sourcing strategies, which increased operating profit by $44.5 million compared to 2024.
•The impact of fixed costs spread over increased sales, which increased operating profit by $14.6 million related to fixed production overhead costs and $13.1 million related to fixed selling, general, and administrative costs.
•Increases in production labor efficiencies, which positively impacted operating profit by $8.8 million compared to 2024.
Partially offset by:
•Higher material costs related to tariffs and higher freight costs, which negatively impacted operating profit by $75.8 million compared to 2024.
•Changes in product sales mix toward lower margin products, which negatively impacted operating profit by $4.3 million compared to 2024.
•Restructuring costs associated with the closure of the Company's glass operations in Ireland, which negatively impacted operating profit by $3.9 million compared to 2024.

Amortization expense on intangible assets for the OEM Segment was $38.7 million in 2025, compared to $39.8 million in 2024. Depreciation expense on fixed assets for the OEM Segment was $48.3 million in 2025, compared to $53.5 million in 2024.

Aftermarket Segment

Net sales of the Aftermarket Segment in 2025 increased 6 percent, or $51.6 million, compared to 2024. Net sales of components in the Aftermarket Segment were as follows for the years ended December 31:

(In thousands)	2025	2024	Change
Total Aftermarket Segment net sales	$932,364	$880,758	6%
The increase in net sales of the Aftermarket Segment was primarily driven by product innovations, the expanding Camping World relationship within the RV aftermarket, and sales from acquired businesses, partially offset by lower volumes within the automotive aftermarket.

Operating profit of the Aftermarket Segment was $95.8 million in 2025, a decrease of $15.4 million compared to 2024. The operating profit margin of the Aftermarket Segment was 10.3 percent in 2025, compared to 12.6 percent in 2024, and was negatively impacted by:
•Higher material costs related to tariffs and higher freight costs, which collectively negatively impacted operating profit by $22.7 million compared to 2024.
•Increases in sales mix toward lower margin products, which negatively impacted operating profit by $12.4 million compared to 2024.
•Investments in capacity, distribution and logistics technology to support continued growth in the Aftermarket Segment, which negatively impacted operating profit by $8.7 million compared to 2024.
•Decreases in automotive aftermarket production volumes in response to lower retail volumes, which led to reduced utilization of fixed production overhead costs, negatively impacting operating profit by $3.9 million compared to 2024.
•Increases in advertising, customer promotions, and rebates, which negatively impacted operating profit by $3.0 million compared to 2024.

Partially offset by:
•Increases in selling prices for targeted products primarily related to increased material costs, which positively impacted operating profit by $21.8 million compared to 2024.
•Reduced costs from materials sourcing strategies, which increased operating profit by $13.5 million compared to 2024.

Amortization expense on intangible assets for the Aftermarket Segment was $15.5 million in 2025, consistent with 2024. Depreciation expense on fixed assets for the Aftermarket Segment was $18.7 million in 2025, compared to $16.9 million in 2024.

Interest Expense

Interest expense, net was $35.7 million in 2025, compared to $28.9 million in 2024. The increase was primarily due to interest on the 2030 Convertible Notes and higher outstanding principal and interest rates on our adjustable rate Term Loans, partially offset by reduced borrowings outstanding on the revolving credit facility, the partial payoff of the 2026 Convertible Notes (as defined in Note 3 of the Notes to Consolidated Financial Statements), and interest income of $7.3 million earned on investments in money market mutual funds for the year ended December 31, 2025, compared to $5.1 million in 2024. See Note 9 of the Notes to Consolidated Financial Statements for a description of our credit facilities.

Loss on Extinguishment of Debt

In 2025, we recorded an $8.9 million loss on extinguishment of debt, consisting of $6.2 million in connection with the repurchase of a portion of our 2026 Convertible Notes, $1.9 million related to the repayment of our previous term loan, and $0.8 million related to the repricing amendment for our Term Loans.

Gain on Sale of Real Estate

As part of our footprint optimization efforts, we sold two owned real estate locations during 2025 for combined net cash proceeds of $22.7 million. The sales resulted in a total net gain on the sale of real estate of $19.7 million for the year ended December 31, 2025.

Income Taxes

The effective income tax rate for 2025 was 26.2 percent compared to 24.5 percent in 2024. The higher effective tax rate for 2025 was primarily due to increases in the state effective tax rate. We estimate the 2026 effective income tax rate will be approximately 25 to 27 percent.

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

As of December 31, 2025, we had $222.6 million in cash and cash equivalents and $595.2 million of availability under our revolving credit facility under the Credit Agreement (as defined in Note 9 of the Notes to Consolidated Financial Statements). We also have the ability to request an increase to the revolving and/or incremental term loan facilities upon approval of the lenders providing any such increase and the satisfaction of certain other conditions. See Note 9 of the Notes to Consolidated Financial Statements for a description of our credit facilities.
We believe the availability under the revolving credit facility under the Credit Agreement, along with our cash flows from operations, are adequate to finance our anticipated cash requirements for the next twelve months.

The Consolidated Statements of Cash Flows reflect the following for the years ended December 31:

(In thousands)	2025	2024
Net cash flows provided by operating activities	$330,976	$370,284
Net cash flows used in investing activities	(147,067)	(61,098)
Net cash flows used in financing activities	(125,491)	(208,221)
Effect of exchange rate changes on cash and cash equivalents	(1,559)	(1,366)
Net increase in cash and cash equivalents	$56,859	$99,599

Discussion - Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Cash Flows from Operations

Net cash flows provided by operating activities were $331.0 million in 2025, compared to $370.3 million in 2024. The decrease in net cash flows provided by operating activities was primarily due to the increase in inventories in 2025 of $35.0 million driven by higher inventory levels to support increased sales volume and higher material costs compared to the decrease in inventory in 2024 of $46.3 million driven by lower commodity costs and initiatives to reduce inventory levels. The decrease in net cash flows provided by operating activities was partially offset by the $45.4 million increase in net income in 2025 compared to 2024.

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

Depreciation and amortization was $121.2 million and $125.7 million in 2025 and 2024, respectively, and is expected to be approximately $115 to $125 million in 2026. Non-cash stock-based compensation expense was $22.7 million and $18.7 million in 2025 and 2024, respectively, and is expected to be approximately $24 to $27 million in 2026.

Cash Flows from Investing Activities
Cash flows used in investing activities of $147.1 million in 2025 were primarily comprised of $112.7 million for business acquisitions and $52.6 million for capital expenditures. Cash flows used in investing activities of $61.1 million in 2024 were primarily comprised of $42.3 million for capital expenditures and $20.0 million for the acquisition of a business.
Our capital expenditures are primarily for replacement and growth. Over the long term, based on our historical capital expenditures, the replacement portion has averaged approximately one to two percent of net sales, while the growth portion has averaged approximately two to three percent of net sales. However, there are many factors that can impact the actual spending compared to these historical averages. We estimate 2026 capital expenditures (excluding any potential business combinations) of $60 to $80 million, including investments in automation and lean projects, which we expect to fund with cash flows from operations or periodic borrowings under the revolving credit facility as needed.
The 2025 capital expenditures and acquisitions were funded by cash generated from operations and borrowings under our Credit Agreement. Capital expenditures and acquisitions in 2026 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under our revolving credit facility.
Cash Flows from Financing Activities
Cash flows used in financing activities of $125.5 million in 2025 were primarily comprised of the following:
•payments of $368.9 million for the repurchase of a portion of our 2026 Convertible Notes,
•$303.0 million in repayments under our revolving credit facility, Term Loan, and other borrowings,
•payments for the repurchase of common stock of $128.6 million,
•payments of quarterly dividends of $114.0 million,
•payments of $67.6 million for the purchase of convertible note hedge contracts, and

•cash outflows of $5.3 million related to vesting of stock-based awards, net of shares tendered for payment of taxes,
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
The Credit Agreement includes both financial and non-financial covenants. The covenants dictate that we shall not permit our net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At December 31, 2025, we were in compliance with all applicable financial covenants and expect to remain in compliance for the next twelve months.
We have paid regular quarterly dividends since 2016. Future dividend policy with respect to our common stock will be determined by our Board of Directors in light of our prevailing financial needs, earnings, and other relevant factors, including any limitations in our debt agreements, such as maintenance of certain financial ratios.
In May 2022, our Board of Directors authorized a stock repurchase program (the "2022 Share Repurchase Program") for the purchase of up to $200.0 million of our common stock over a three-year period, which ended on May 19, 2025. Under this stock repurchase program, we purchased 308,898 shares at a weighted average price of $91.47 per share, totaling $28.4 million including excise tax during March 2025, using approximately $28.3 million of the net proceeds from the offering of the 2030 Convertible Notes. Following such repurchase, no additional shares were purchased under the 2022 Share Repurchase Program prior to its expiration on May 19, 2025. No shares were repurchased during the year ended December 31, 2024.
In May 2025, our Board of Directors authorized a new stock repurchase program (the "2025 Share Repurchase Program") for the purchase of up to $300.0 million of our common stock over a three-year period ending on May 15, 2028. On June 11, 2025, we entered into a Rule 10b5-1 trading plan under the 2025 Share Repurchase Program for the period between June 13, 2025 and August 1, 2025 to repurchase up to $100.0 million of our common stock excluding excise tax, subject to certain parameters. Under this 10b5-1 trading plan, we purchased 1,057,667 shares at a weighted average price of $94.55 per share totaling $101.0 million, including excise tax during the year ended December 31, 2025. As of December 31, 2025, there was $200.0 million remaining for the repurchase of shares under the 2025 Share Repurchase Program.
See Note 13 of the Notes to Consolidated Financial Statements for additional information related to our dividend and share repurchase programs.
Future Cash Requirements
The following table summarizes our material estimated future cash requirements under our contractual obligations for indebtedness and operating leases at December 31, 2025, in total and disaggregated into current (payable in 2026) and long-term (payable after 2026) obligations.

(In thousands)	Total	Current	Long-Term
Total indebtedness (a)	$960,320	$4,468	$955,852
Interest on indebtedness (a)	219,031	40,784	178,247
Operating leases (b)	380,959	62,286	318,673
Total	$1,560,310	$107,538	$1,452,772
a.See Note 9 of the Notes to Consolidated Financial Statements for additional information regarding the maturities of debt principal. Interest payments on our indebtedness are calculated using the outstanding balances and interest rates in effect on December 31, 2025.
b.See Note 11 of the Notes to Consolidated Financial Statements for additional information regarding the maturity of our lease obligations under operating leases. Our finance leases were not material at December 31, 2025.

Retirement and Other Benefit Plans
We consider various factors when making funding decisions, such as regulatory requirements, actuarially determined minimum contribution requirements, and contributions required to avoid benefit restrictions for defined benefit pension plans. For the year ended December 31, 2025, we made discretionary matching contributions of $12.5 million to our defined contribution 401(k) profit sharing plan. We expect to make matching contributions to our defined contribution 401(k) profit sharing plan in 2026 at a level similar to 2025; however, these contributions are discretionary and subject to change. See Note 8 of the Notes to Consolidated Financial Statements for further information related to our retirement and other benefit plans.

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

RAW MATERIALS INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by us which are made from these raw materials, are influenced by demand and other factors specific to these commodities, including tariffs for materials sourced internationally. The prices for steel consumed in certain of our manufactured components were lower and the prices for aluminum consumed in certain of our manufactured components were higher during 2025 compared to 2024. While the prices for steel consumed in certain of our manufactured components were lower year-over-year, commodity prices for both steel and aluminum generally increased during 2025, and are expected to remain elevated in 2026. However, prices of these commodities have historically been volatile and there can be no assurances of future prices. Please see "Results of Operations" above for additional information regarding the impact of raw material costs, including related to tariffs, on our results of operations for the year ended December 31, 2025.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to market risk related to changes in short-term interest rates on our variable rate debt, as further described in Note 9 to the Notes to Consolidated Financial Statements. At December 31, 2025, we had $397.0 million of borrowings outstanding on our variable rate term loan. Assuming consistent borrowing levels and an increase of 100 basis points in the interest rate for borrowings of a similar nature subsequent to December 31, 2025, future cash flows would be reduced by approximately $4.0 million per annum.
We are also exposed to changes in the prices of raw materials, specifically steel and aluminum. We have, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in steel and aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. We had no outstanding derivative instruments on commodities at December 31, 2025 and 2024.
We have historically been able to obtain sales price increases to partially offset the majority of raw material cost increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases. Our tariff mitigation strategy of diversifying our supply chain, with help from our vendors and other sourcing strategies, enabled us to minimize the impact of pricing to our customers as well as support profitability in 2025.

Additional information required by this item is included under the caption "Raw Materials Inflation" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
LCI Industries:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of LCI Industries and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired the Freedman Seating Company during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, the Freedman Seating Company’s internal control over financial reporting associated with total assets of $86.1 million and net sales of $66.9 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Freedman Seating Company.

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

Estimation of certain product warranty accruals

As discussed in Note 7 to the consolidated financial statements, the Company’s product warranty accrual as of December 31, 2025 was $75.9 million. The Company provides warranty terms based upon the type of product sold and estimates warranty accruals based upon various factors and information, including historical warranty costs, warranty claim lag, and sales.

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

Chicago, Illinois
February 26, 2026

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2025	2024	2023
(In thousands, except per share amounts)

Net sales	$4,122,017	$3,741,208	$3,784,808
Cost of sales	3,141,722	2,861,493	3,008,618
Gross profit	980,295	879,715	776,190
Warehouse and transportation	205,060	196,482	199,431
Selling, general and administrative expenses	495,313	464,996	453,331
Operating profit	279,922	218,237	123,428
Interest expense, net	35,710	28,899	40,424
Loss on extinguishment of debt	8,859	—	—
Gain on sale of real estate	(19,716)	—	—
Income before income taxes	255,069	189,338	83,004
Provision for income taxes	66,819	46,471	18,809
Net income	$188,250	$142,867	$64,195

Net income per common share:
Basic	$7.59	$5.61	$2.54
Diluted	$7.57	$5.60	$2.52

Weighted average common shares outstanding:
Basic	24,803	25,447	25,305
Diluted	24,855	25,507	25,436

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
(In thousands)

Net income	$188,250	$142,867	$64,195
Other comprehensive income (loss):
Net foreign currency translation adjustment	34,124	(10,807)	8,532
Actuarial gain (loss) on pension plans	326	(233)	(964)
Total comprehensive income	$222,700	$131,827	$71,763

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
(In thousands, except per share amount)
ASSETS
Current assets
Cash and cash equivalents	$222,615	$165,756
Accounts receivable, net of allowances of $6,828 and $5,439 at December 31, 2025 and 2024, respectively	243,425	199,560
Inventories, net	809,094	736,604
Prepaid expenses and other current assets	74,552	58,318
Total current assets	1,349,686	1,160,238
Fixed assets, net	428,031	432,728
Goodwill	622,183	585,773
Other intangible assets, net	402,568	392,018
Operating lease right-of-use assets	272,995	224,313
Other long-term assets	100,524	99,669
Total assets	$3,175,987	$2,894,739

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term indebtedness	$3,683	$423
Accounts payable, trade	202,257	187,684
Current portion of operating lease obligations	44,174	38,671
Accrued expenses and other current liabilities	223,253	185,275
Total current liabilities	473,367	412,053
Long-term indebtedness	941,502	756,830
Operating lease obligations	246,047	199,929
Deferred taxes	27,495	26,110
Other long-term liabilities	126,743	112,931
Total liabilities	1,815,154	1,507,853
Stockholders' equity
Common stock, par value $.01 per share	289	288
Paid-in capital	255,118	257,486
Retained earnings	1,279,657	1,208,096
Accumulated other comprehensive income	37,682	3,232
Stockholders' equity before treasury stock	1,572,746	1,469,102
Treasury stock, at cost	(211,913)	(82,216)
Total stockholders' equity	1,360,833	1,386,886
Total liabilities and stockholders' equity	$3,175,987	$2,894,739

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$188,250	$142,867	$64,195
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	121,231	125,693	131,768
Stock-based compensation expense	22,689	18,653	18,229
Deferred taxes	15,882	(7,073)	2,067
Loss on extinguishment of debt	8,859	—	—
Gain on sale of real estate	(19,716)	—	—
Other non-cash items	17,999	7,209	7,716
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(25,535)	13,469	1,594
Inventories, net	(35,008)	46,335	235,347
Prepaid expenses and other assets	(12,435)	4,532	25,954
Accounts payable, trade	4,436	3,474	38,737
Accrued expenses and other liabilities	44,324	15,125	1,622
Net cash flows provided by operating activities	330,976	370,284	527,229
Cash flows from investing activities:
Capital expenditures	(52,644)	(42,333)	(62,209)
Acquisitions of businesses	(112,693)	(19,957)	(25,851)
Proceeds from sale of real estate	22,674	—	—
Other investing activities	(4,404)	1,192	4,312
Net cash flows used in investing activities	(147,067)	(61,098)	(83,748)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(5,298)	(9,159)	(9,628)
Proceeds from revolving credit facility	—	86,248	248,900
Repayments under revolving credit facility	(19,261)	(138,752)	(464,822)
Proceeds from term loan borrowings	391,000	—	—
Repayments under term loan and other borrowings	(283,765)	(36,655)	(61,099)
Proceeds from issuance of convertible notes	448,500	—	—
Repurchase of convertible notes	(368,920)	—	—
Purchases of convertible note hedge contracts	(67,574)	—	—
Proceeds from issuance of warrants concurrent with note hedge contracts	27,600	—	—
Payment of dividends	(114,043)	(109,471)	(106,336)
Payment of contingent consideration and holdbacks related to acquisitions	(893)	(2)	(31,857)
Repurchases of common stock	(128,571)	—	—
Other financing activities	(4,266)	(430)	(1,342)
Net cash flows used in financing activities	(125,491)	(208,221)	(426,184)
Effect of exchange rate changes on cash and cash equivalents	(1,559)	(1,366)	1,361
Net increase in cash and cash equivalents	56,859	99,599	18,658
Cash and cash equivalents at beginning of period	165,756	66,157	47,499
Cash and cash equivalents at end of period	$222,615	$165,756	$66,157

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31,
	2025	2024	2023
(In thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$36,395	$31,505	$39,925
Income taxes:
US Federal	$32,539	$41,818	$3,042
US State & Local
Indiana	2,398	*	*
Other	3,127	3,938	1,884
Foreign
Germany	*	*	1,690
Ireland	*	*	437
Netherlands	*	*	815
Other	2,114	666	250
Total cash paid for income taxes	$40,178	$46,422	$8,118

Non-cash investing and financing activities:
Contribution of net assets for investment in unconsolidated joint venture	$—	$—	$34,220
Purchase of property and equipment in accrued expenses	$572	$293	$531
* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

The accompanying notes are an integral part of these Consolidated Financial Statements.

LCI INDUSTRIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance - January 1, 2023	$285	$234,956	$1,221,279	$6,704	$(82,216)	$1,381,008
Net income	—	—	64,195	—	—	64,195
Issuance of 147,216 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	2	(9,630)	—	—	—	(9,628)
Stock-based compensation expense	—	18,229	—	—	—	18,229
Other comprehensive income	—	—	—	7,568	—	7,568
Cash dividends ($4.20 per share)	—	—	(106,336)	—	—	(106,336)
Dividend equivalents on stock-based awards	—	2,104	(2,104)	—	—	—
Balance - December 31, 2023	287	245,659	1,177,034	14,272	(82,216)	1,355,036
Net income	—	—	142,867	—	—	142,867
Issuance of 137,114 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(9,160)	—	—	—	(9,159)
Stock-based compensation expense	—	18,653	—	—	—	18,653
Other comprehensive loss	—	—	—	(11,040)	—	(11,040)
Cash dividends ($4.30 per share)	—	—	(109,471)	—	—	(109,471)
Dividend equivalents on stock-based awards	—	2,334	(2,334)	—	—	—
Balance - December 31, 2024	288	257,486	1,208,096	3,232	(82,216)	1,386,886
Net income	—	—	188,250	—	—	188,250
Issuance of 102,002 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(5,299)	—	—	—	(5,298)
Stock-based compensation expense	—	22,689	—	—	—	22,689
Purchase of convertible note hedge contracts, net of tax	—	(51,382)	—	—	—	(51,382)
Issuance of warrants	—	27,600	—	—	—	27,600
Partial unwind of convertible note hedge and warrants	—	1,378	—	—	—	1,378
Repurchase of 1,366,565 shares of common stock, including excise tax	—	—	—	—	(129,697)	(129,697)
Other comprehensive income	—	—	—	34,450	—	34,450
Cash dividends ($4.60 per share)	—	—	(114,043)	—	—	(114,043)
Dividend equivalents on stock-based awards	—	2,646	(2,646)	—	—	—
Balance - December 31, 2025	$289	$255,118	$1,279,657	$37,682	$(211,913)	$1,360,833

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

LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI," or "Lippert"), is a global leader in supplying engineered components to the outdoor recreation, transportation, marine, and housing industries. In addition to serving original equipment manufacturers ("OEMs"), the Company also caters to aftermarket needs, selling through retail dealers, wholesale distributors, and service centers, as well as direct-to-consumer sales through online platforms. At December 31, 2025, the Company operated over 100 manufacturing facilities located throughout North America and Europe.

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

The Company is not aware of any significant events, except as disclosed in these Notes to Consolidated Financial Statements, which occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on the Consolidated Financial Statements. Certain prior year balances have been reclassified to conform to the current year presentation.

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

Goodwill

Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist. In 2025 and 2024, the Company assessed qualitative factors of its reporting units to determine whether it was more likely than not the fair value of the reporting unit was less than its carrying amount, including goodwill. The qualitative impairment test consists of an assessment of qualitative factors, including general economic and industry conditions, market share, and input costs.

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
See Note 14 - Segment Reporting for the Company's disclosures of disaggregated revenue.
Shipping and Handling Costs
The Company recognizes shipping and handling costs as fulfillment costs when control over products has transferred to the customer, and records the expense within warehouse and transportation expenses.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in Accounting Standards Codification 270, Interim Reporting, and clarify when it applies. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. This ASU is effective for fiscal years beginning after

December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.

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

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion rather than as debt extinguishments. This ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.

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

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures, requiring enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The Company adopted ASU 2023-09 effective for the year ended December 31, 2025 on a prospective basis. As a result, the Company's income tax disclosures in these Notes to Consolidated Financial Statements are presented in a revised format that includes enhanced disaggregation and updated categorization consistent with the new FASB requirements. The adoption of this ASU only affects the Company's disclosures with no impacts to its financial condition or results of operations.

3.    EARNINGS PER SHARE

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the years ended December 31:

(In thousands)	2025	2024	2023
Weighted average shares outstanding for basic earnings per share	24,803	25,447	25,305
Common stock equivalents pertaining to stock-based awards	52	60	131
Weighted average shares outstanding for diluted earnings per share	24,855	25,507	25,436

Equity instruments excluded from diluted net earnings per share calculation as the effect would have been anti-dilutive	254	242	165
2030 Convertible Notes

For the Company's 3.000 percent convertible senior notes due 2030 (the "2030 Convertible Notes") issued in March 2025, the dilutive effect is calculated using the if-converted method. The Company is required, pursuant to the indenture governing the 2030 Convertible Notes, dated March 14, 2025, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (the "2030 Notes Indenture”), to settle the principal amount of the 2030 Convertible Notes in cash and may elect to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company’s common stock, or a combination thereof. Under the if-converted method, the Company includes the number of shares required to satisfy the conversion obligation, assuming all the 2030 Convertible Notes are converted. Because the average closing price of the Company’s common stock for the period from issuance through December 31, 2025, which is used as the basis for determining the dilutive effect on earnings per share, was less than the conversion price of $116.62, all associated shares were antidilutive.

In conjunction with the issuance of the 2030 Convertible Notes, the Company, in privately negotiated transactions with certain commercial banks (the “2030 Counterparties”), sold warrants to purchase 3.9 million shares of the Company’s common stock (the “2030 Warrants”). The 2030 Warrants have a strike price of $182.94 per share, subject to customary anti-dilution adjustments. For calculating the dilutive effect of the 2030 Warrants, the Company uses the treasury stock method, which assumes exercise of the 2030 Warrants at the beginning of the period, or at time of issuance if later, and issuance of shares of common stock upon exercise. Proceeds from the exercise of the 2030 Warrants are assumed to be used to repurchase shares of the Company’s common stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be received upon the exercise of the 2030 Warrants less the number of shares repurchased, are included in diluted shares. For the period from issuance through December 31, 2025, the average share price was below the Warrant strike price of $182.94 per share, and therefore 3.9 million shares were considered antidilutive.

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

2026 Convertible Notes

For the Company's 1.125 percent convertible senior notes due 2026 (the "2026 Convertible Notes") issued in May 2021, the dilutive effect is calculated using the if-converted method. The Company is required, pursuant to the indenture governing the 2026 Convertible Notes, dated May 13, 2021, by and between the Company and U.S. Bank National Association, as trustee (the "2026 Notes Indenture"), to settle the principal amount of the 2026 Convertible Notes in cash and may elect to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company's common stock, or a combination thereof. Under the if-converted method, the Company includes the number of shares required to satisfy the conversion obligation, assuming all the 2026 Convertible Notes are converted. Because the average closing price of the Company's common stock for the year ended December 31, 2025, which is used as the basis for determining the dilutive effect on earnings per share, was less than the conversion price of $165.65, all associated shares were antidilutive.

In conjunction with the issuance of the 2026 Convertible Notes, the Company, in privately negotiated transactions with certain commercial banks (the "2026 Counterparties"), sold warrants to purchase 2.8 million shares of the Company's common stock (the "2026 Warrants"). The 2026 Warrants have a strike price of $259.84 per share, subject to customary anti-dilution adjustments. For calculating the dilutive effect of the 2026 Warrants, the Company uses the treasury stock method, which assumes exercise of the 2026 Warrants at the beginning of the period, or at time of issuance if later, and issuance of shares of common stock upon exercise. Proceeds from the exercise of the 2026 Warrants are assumed to be used to repurchase shares of the Company's common stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be received upon the exercise of the 2026 Warrants less the number of shares repurchased, are included in diluted shares. Concurrently with the 2026 Convertible Note Repurchases (as defined below), we entered into agreements to terminate a proportionate amount of the 2026 Warrants, which resulted in a reduction of the number of shares of common stock underlying the 2026 Warrants to an aggregate of 0.6 million shares of common stock. For the year ended December 31, 2025, the average share price was below the 2026 Warrant strike price of $259.84 per share, and therefore 2.8 million shares were considered antidilutive.

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

4.    ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions in 2025

Freedman Seating Company

In April 2025, the Company acquired substantially all of the business assets of Freedman Seating Company, a manufacturer of transportation seating solutions to the bus, rail, marine, delivery truck, and specialty and commercial vehicle markets. The total fair value of consideration was approximately $76.8 million. The Company paid $68.6 million in cash consideration at closing and paid $0.8 million in August 2025 to true up net working capital. The Company also assumed $7.4 million of the seller's debt related to new market tax credits. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the OEM Segment. The Company is in the process of determining the fair value of the assets acquired and liabilities assumed for the opening balance sheet, including the fair value of the debt assumed and intangible assets. As this acquisition is not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented. The acquisition of this business was recorded as of the acquisition date as follows (in thousands):

Cash consideration	$69,361
Debt assumed	7,444
Total consideration	$76,805

Customer relationships	$25,600
Other identifiable intangible assets	8,700
Net tangible assets	25,365
Total fair value of net assets acquired	$59,665

Goodwill (tax deductible)	$17,140

The customer relationships intangible asset is being amortized over its estimated useful life of 10 years. The fair value of this asset was determined using a discounted cash flow model, which is a Level 3 input in the fair value hierarchy. The consideration given in the acquisition was greater than the fair value of the net assets acquired, resulting in goodwill.

Other Acquisitions in 2025

In 2025, the Company completed three other acquisitions totaling $43.3 million of cash purchase consideration, plus holdback payments of $0.6 million to be paid over the year following the closing of the applicable acquisitions and contingent consideration payable if annual thresholds are met through 2027 for up to a maximum of $2.0 million. The preliminary purchase price allocations resulted in $6.9 million of goodwill (tax deductible) and $13.5 million of acquired identifiable intangible assets. As these acquisitions are not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.

Acquisition in 2024

Camping World Furniture

In May 2024, the Company acquired the business and certain assets of the furniture operations of CWDS, LLC, a subsidiary of Camping World Holdings, Inc., in exchange for cash consideration of $20.0 million paid at closing, plus a holdback payment of $0.7 million paid on the first anniversary of the acquisition. The acquisition, which qualified as a business combination for accounting purposes, expanded the Company's furniture portfolio. The results of the acquired business have been included in the Consolidated Statements of Income since the acquisition date, primarily in the OEM segment. The purchase price allocation resulted in $1.7 million of goodwill (tax deductible) and $4.3 million of acquired intangible assets. As this acquisition is not considered to have a material impact on the Company's financial statements, pro forma results of operations and other disclosures are not presented.

Acquisitions in 2023

During the year ended December 31, 2023, the Company completed two acquisitions for an aggregate $25.8 million of cash purchase consideration, plus holdback payments of $0.2 million paid in 2025. The purchase price allocations resulted in $16.8 million of goodwill (tax deductible).

Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2023	$421,701	$167,849	$589,550
Acquisitions and divestitures	1,709	—	1,709
Foreign currency translation	(5,190)	(296)	(5,486)
Net balance – December 31, 2024	418,220	167,553	585,773
Acquisitions	18,564	5,478	24,042
Foreign currency translation	11,187	1,181	12,368
Net balance – December 31, 2025	$447,971	$174,212	$622,183
The Company performed its annual goodwill impairment procedures for all of its reporting units as of November 30, 2025, 2024, and 2023, and concluded no goodwill impairment existed at any of those times. The Company plans to update its assessment as of November 30, 2026, or sooner if events occur or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying value. The goodwill balance as of each of December 31, 2025, 2024, and 2023 included $50.5 million of accumulated impairment, which occurred prior to December 31, 2023.

Other Intangible Assets

Other intangible assets, by segment, at December 31 were as follows:

(In thousands)	2025	2024
OEM Segment	$239,897	$235,403
Aftermarket Segment	162,671	156,615
Other intangible assets	$402,568	$392,018

Other intangible assets consisted of the following at December 31, 2025:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$553,520	$267,043	$286,477	6	to	20
Patents	95,119	60,163	34,956	3	to	20
Trade names (finite life)	109,327	36,040	73,287	3	to	20
Trade names (indefinite life)	7,432	—	7,432	Indefinite
Non-compete agreements	4,183	4,005	178	3	to	6
Other	458	220	238	2	to	12
Other intangible assets	$770,039	$367,471	$402,568
The Company performed its annual impairment test for indefinite lived intangible assets as of November 30, 2025, 2024, and 2023, and concluded no impairment existed at any of those times.

Other intangible assets consisted of the following at December 31, 2024:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$508,945	$228,332	$280,613	6	to	20
Patents	111,934	74,010	37,924	3	to	20
Trade names (finite life)	95,879	30,524	65,355	3	to	20
Trade names (indefinite life)	7,432	—	7,432	Indefinite
Non-compete agreements	5,154	4,732	422	3	to	6
Other	609	337	272	2	to	12
Other intangible assets	$729,953	$337,935	$392,018
Amortization expense related to other intangible assets was as follows for the years ended December 31:

(In thousands)	2025	2024	2023
Cost of sales	$8,131	$8,915	$9,910
Selling, general and administrative expense	46,045	46,385	47,165
Amortization expense	$54,176	$55,300	$57,075
Estimated amortization expense for other intangible assets for the next five years is as follows:

(In thousands)	2026	2027	2028	2029	2030
Cost of sales	$7,085	$6,361	$6,315	$5,366	$3,153
Selling, general and administrative expense	45,718	44,658	41,502	40,406	39,074
Amortization expense	$52,803	$51,019	$47,817	$45,772	$42,227

5.    INVENTORIES

Inventories consisted of the following at December 31:

(In thousands)	2025	2024
Raw materials	$494,701	$427,585
Work in process	42,883	44,435
Finished goods	271,510	264,584
Inventories, net	$809,094	$736,604

At December 31, 2025 and 2024, the Company had recorded inventory obsolescence reserves of $80.4 million and $77.7 million, respectively.

6.    FIXED ASSETS

Fixed assets consisted of the following at December 31:

			Estimated
			Useful Life
(In thousands)	2025	2024	in Years
Land	$19,957	$20,506
Buildings and improvements	249,293	247,276	10 to 40
Leasehold improvements	36,177	34,114	3 to 20
Machinery and equipment	582,029	539,327	3 to 15
Furniture and fixtures	74,557	82,049	3 to 15
Construction in progress	21,705	36,947
Fixed assets, at cost	983,718	960,219
Less accumulated depreciation and amortization	(555,687)	(527,491)
Fixed assets, net	$428,031	$432,728
Depreciation and amortization of fixed assets was as follows for the years ended December 31:

(In thousands)	2025	2024	2023
Cost of sales	$56,014	$56,773	$57,134
Selling, general and administrative expenses	11,041	13,620	17,559
Total	$67,055	$70,393	$74,693

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

(In thousands)	2025	2024
Employee compensation and benefits	$80,023	$70,107
Current portion of accrued warranty	44,901	40,735
Customer rebates	25,751	21,707
Other	72,578	52,726
Accrued expenses and other current liabilities	$223,253	$185,275
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

(In thousands)	2025	2024	2023
Balance at beginning of period	$65,485	$71,578	$54,528
Provision for warranty expense issued during the period	48,250	38,123	55,023
Provision for warranty expense for preexisting warranties	16,745	16,724	29,308
Warranty liability from acquired businesses	—	—	789
Warranty costs paid	(54,619)	(60,940)	(68,070)
Balance at end of period	75,861	65,485	71,578
Less long-term portion	(30,960)	(24,750)	(23,110)
Current portion of accrued warranty at end of period	$44,901	$40,735	$48,468

8.    RETIREMENT AND OTHER BENEFIT PLANS

Defined Contribution Plan

The Company maintains a discretionary defined contribution 401(k) profit sharing plan covering all eligible employees. The Company contributed $12.5 million, $11.6 million, and $12.1 million to this plan during the years ended December 31, 2025, 2024, and 2023, respectively.

Deferred Compensation Plan

The Company has an Executive Non-Qualified Deferred Compensation Plan (the "Plan"). Pursuant to the Plan, certain management employees are eligible to defer all or a portion of their regular salary and incentive compensation. Participants deferred $0.9 million, $0.4 million, and $2.6 million during the years ended December 31, 2025, 2024, and 2023, respectively. The amounts deferred under this Plan are credited with earnings or losses based upon changes in values of the notional investments elected by the Plan participants. Each Plan participant is fully vested in their deferred compensation and earnings credited to his or her account as all contributions to the Plan are made by the participant. The Company is responsible for certain costs of Plan administration, which are not significant, and will not make any contributions to the Plan. Pursuant to the Plan, payments to the Plan participants are made from the general unrestricted assets of the Company, and the Company's obligations pursuant to the Plan are unfunded and unsecured. Participants withdrew $2.6 million, $2.9 million, and $5.0 million from the Plan during the years ended December 31, 2025, 2024, and 2023, respectively. At December 31, 2025 and 2024, deferred compensation of $48.3 million and $43.8 million, respectively, was recorded in other long-term liabilities, and deferred compensation of $2.5 million and $2.5 million, respectively, was recorded in accrued expenses and other current liabilities. The Company invests the majority of amounts deferred by the Plan participants in life insurance contracts, matching the investments elected by the Plan participants. Deferred compensation assets and liabilities are recorded at contract value. At December 31, 2025 and 2024, investments under the plan of $50.7 million and $45.2 million, respectively, were recorded in other long-term assets.

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

9.    LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following at December 31:

(In thousands)	2025	2024
2030 Convertible Notes	$460,000	$—
2026 Convertible Notes	92,000	460,000
Term Loan	397,005	280,000
Revolving Credit Loan	—	19,263
Other	9,062	1,588
Unamortized deferred financing fees	(12,882)	(3,598)
	945,185	757,253
Less current portion	(3,683)	(423)
Long-term indebtedness	$941,502	$756,830
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

Borrowings under the Credit Agreement in U.S. dollars are designated from time to time by the Company to bear interest at either (i) a base rate plus an applicable margin which (a) for borrowings under the revolving credit facility, ranges from 0.25 percent to 1.00 percent depending on the Company's total net leverage ratio (0.50 percent would have been applicable at December 31, 2025 if the Company had elected base rate loans for any revolving credit facility borrowings) and (b) for Term Loans, is 1.25 percent or (ii) a term Secured Overnight Financing Rate ("SOFR") for an interest period selected by the Company plus an applicable margin, which (a) for borrowings under the revolving credit facility ranges from 1.25 percent to 2.00 percent (1.50 percent would have been applicable at December 31, 2025 if the Company had elected term benchmark loans for any revolving credit facility borrowings) depending on the Company’s total net leverage ratio and (b) for any Term Loans, is 2.25 percent. Foreign currency borrowings bear interest at an index rate available in such currencies plus the same additional interest margins applicable to term SOFR benchmark loans under the revolving credit facility based on the Company's total net leverage ratio. At December 31, 2025, the Company had $4.8 million in issued, but undrawn, standby letters of credit under the LC Facility. A commitment fee ranging from 0.175 percent to 0.275 percent (0.200 percent was applicable at December 31, 2025) depending on the Company's total net leverage ratio accrues on the actual daily amount that the revolving commitment exceeds the revolving credit exposure.

Pursuant to the Credit Agreement, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain a minimum interest coverage ratio, and must comply with certain other covenants. At December 31, 2025, the Company was in compliance with all financial covenants. The maximum net leverage ratio covenant limits the amount of consolidated outstanding indebtedness that the Company may incur on a trailing twelve-month EBITDA, and there are certain other limitations on the incurrence of indebtedness under the Credit Agreement. Availability under the Company’s revolving credit facility was $595.2 million at December 31, 2025. The Company believes the availability under the revolving credit facility under the Credit Agreement, along with its cash flows from operations, are adequate to finance the Company's anticipated cash requirements for the next twelve months.

At December 31, 2025, the fair value of the Company's floating rate long-term debt under the Credit Agreement approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

In March 2025, the Company used a portion of the proceeds of the Term Loans to repay the remaining outstanding principal of the term loan under the previous credit agreement of $280.0 million, and the previous credit agreement was terminated. The Company recognized a loss on extinguishment of debt related to the previous term loan of $1.9 million during the twelve months ended December 31, 2025. As described above, in September 2025, the Company entered into Amendment No. 1 to reprice the Term Loans, resulting in a reduction in the applicable margins by 0.25 percent. The Company recognized a loss on extinguishment of debt related to this repricing amendment of $0.8 million during the twelve months ended December 31, 2025.

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

As of December 31, 2025, the conversion rate of the 2030 Convertible Notes was 8.5745 shares of the Company’s common stock per $1,000 principal amount of the 2030 Convertible Notes. The conversion rate of the 2030 Convertible Notes is subject to further adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the 2030 Notes Indenture) or upon a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 2030 Convertible Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

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

The 2030 Convertible Notes are not registered securities nor listed on any securities exchange but may be actively traded by qualified institutional buyers. The fair value of the 2030 Convertible Notes of $549.4 million at December 31, 2025 was estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

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

As of December 31, 2025, the conversion rate of the 2026 Convertible Notes was 6.3262 shares of the Company's common stock per $1,000 principal amount of the 2026 Convertible Notes. The conversion rate of the 2026 Convertible Notes is subject to further adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the 2026 Notes Indenture) or upon a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 2026 Convertible Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

Until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2026 Convertible Notes at any time. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2026 Convertible Notes to be converted. Additionally, the Company has provided the trustee of the 2026 Convertible Notes notice of the Company's election to settle in cash, in respect of the remainder, if any, of the Company's conversion obligation in excess of the aggregate principal amount of the 2026 Convertible Notes being converted.

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

The 2026 Convertible Notes are not registered securities nor listed on any securities exchange but may be actively traded by qualified institutional buyers. The fair value of the 2026 Convertible Notes of $91.1 million at December 31, 2025 was estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

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

10.    INCOME TAXES

The components of earnings before income taxes consisted of the following for the years ended December 31:

(In thousands)	2025	2024	2023
United States	$255,957	$195,866	$92,679
Foreign	(888)	(6,528)	(9,675)
Total earnings before income taxes	$255,069	$189,338	$83,004
The provision for income taxes in the Consolidated Statements of Income was as follows for the years ended December 31:

(In thousands)	2025	2024	2023
Current:
Federal	$40,179	$45,922	$15,454
State and local	6,727	6,887	1,752
Foreign	4,031	735	(464)
Total current provision	50,937	53,544	16,742
Deferred:
Federal	15,918	(2,249)	5,824
State and local	3,537	(425)	824
Foreign	(3,573)	(4,399)	(4,581)
Total deferred provision (benefit)	15,882	(7,073)	2,067
Provision for income taxes	$66,819	$46,471	$18,809
The Company had cash and cash equivalents of approximately $222.6 million and $165.8 million at December 31, 2025 and 2024, respectively, of which approximately 15 percent and 11 percent was held by subsidiaries in foreign countries.

The Company examined the potential liabilities related to investments in foreign subsidiaries and concluded that there are no material deferred tax liabilities that should be recorded.

The provision for income taxes differs from the amount computed by applying the federal statutory rate of 21 percent for 2025 to income before income taxes for the reasons detailed in the table below. Due to the adoption of ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, the Company has presented its 2025 income tax disclosures in a revised format that includes enhanced disaggregation and updated categorization consistent with the new FASB requirements:

(In thousands)	2025	%
Income tax at U.S. federal statutory rate	$53,564	21.0%
Domestic Federal
Tax credits	(664)	(0.3)%
Nontaxable or nondeductible items:
Section 162(m) permanent addback	4,624	1.8%
Other	(396)	(0.1)%
Cross-border tax laws	—	—%
Domestic changes in valuation allowances	—	—%
Other reconciling items	(262)	(0.1)%
Domestic state and local income taxes, net of federal effect	8,236	3.2%
Foreign tax effects:
Other foreign jurisdictions	536	0.2%
Worldwide changes in prior year unrecognized tax benefits	1,181	0.5%
Provision for income taxes	$66,819	26.2%
The provision for income taxes differs from the amount computed by applying the federal statutory rate of 21 percent for 2024 and 2023 to income before income taxes for the following reasons for the years ended December 31:

(In thousands)	2024	2023
Income tax at U.S. federal statutory rate	$39,761	$17,431
State income tax, net of federal income tax impact	5,105	2,035
Section 162(m) limit	3,735	1,896
Federal tax credits	(1,002)	(1,219)
Share-based payment compensation excess tax benefit	(346)	(242)
Other	(782)	(1,092)
Provision for income taxes	$46,471	$18,809
At December 31, 2025, the Company had domestic federal income taxes payable of $2.3 million, domestic state income taxes receivable of $2.7 million, and foreign taxes receivable of $2.3 million recorded. At December 31, 2024, the Company had domestic federal income taxes receivable of $5.6 million, domestic state income taxes receivable of $3.7 million, and foreign taxes receivable of $3.3 million recorded.

At December 31, 2025, state taxes in Indiana and California made up the majority (greater than 50%) of the domestic state and local taxes. At December 31, 2024, state taxes in Indiana and Oregon made up the majority (greater than 50%) of the domestic state and local taxes.

Deferred Income Tax Assets and Liabilities and Valuation Allowances

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows at December 31:

(In thousands)	2025	2024
Deferred tax assets:
Stock-based compensation	$2,468	$1,836
Pension	920	909
Deferred compensation	11,737	11,114
Warranty	16,608	13,540
Convertible debt bond hedge	14,286	7,323
Inventory	26,101	24,007
Research and experimental costs	215	9,018
Other	7,384	6,963
Lease obligation asset	69,904	57,528
Net operating loss, interest, and tax credit carryforwards	16,131	15,152
Total deferred tax assets before valuation allowance	165,754	147,390
Less valuation allowance	(7,896)	(7,657)
Total deferred tax assets net of valuation allowance	157,858	139,733
Deferred tax liabilities:
Lease obligation liability	(65,776)	(54,106)
Fixed assets	(45,748)	(40,432)
Intangible assets	(68,288)	(64,953)
Total deferred tax liabilities	(179,812)	(159,491)

Net deferred tax liabilities	$(21,954)	$(19,758)
As of December 31, 2025, the Company had deferred tax assets recorded related to foreign net operating losses and tax credit carryforwards of $16.1 million, net. This includes $2.5 million related to U.K. entities, $3.9 million related to Italian entities, $7.8 million related to Hong Kong entities, and $1.9 million related to other foreign entities. The net operating losses and tax credit carryforwards have indefinite lives.

The foreign valuation allowance for Hong Kong deferred tax assets as of December 31, 2025 and 2024 was $7.8 million and $7.5 million, respectively. Based upon historical results and estimated future results, it is the judgment of management that these tax carryforward attributes related to Hong Kong entities are not likely to be realized. The Company has concluded it is more likely than not that it will realize the benefit of all other existing deferred tax assets, net of the valuation allowances mentioned above.

Unrecognized Tax Benefits

The following table reconciles the total amounts of unrecognized tax benefits, at December 31:

(In thousands)	2025	2024	2023
Balance at beginning of period	$24,915	$24,395	$23,376
Changes in tax positions of prior years	—	—	218
Additions based on tax positions related to the current year	688	1,219	1,195
Decreases due to settlements of liabilities	(411)	—	—
Decreases due to closure of tax years	(1,235)	(699)	(394)
Balance at end of period	$23,957	$24,915	$24,395
In addition, the total amount of accrued interest and penalties related to taxes, recognized as a liability, was $11.2 million, $9.6 million, and $7.2 million at December 31, 2025, 2024, and 2023, respectively.

The total amount of unrecognized tax benefits, net of federal income tax benefits, of $34.6 million, $33.9 million, and $30.8 million at December 31, 2025, 2024, and 2023, respectively, would, if recognized, increase the Company’s earnings, and lower the Company's annual effective tax rate in the year of recognition.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. In the normal course of business, the Company is subject to examinations by taxing authorities in these jurisdictions. For U.S. federal and state income tax purposes, tax years 2024, 2023, and 2022 remain subject to examination.

11.    LEASES

The components of lease cost were as follows for the years ended December 31:

(In thousands)	2025	2024	2023
Operating lease cost	$71,275	$64,343	$61,247
Short-term lease cost	3,039	3,587	4,969
Variable lease cost	4,291	4,180	4,312
Total lease cost	$78,605	$72,110	$70,528
At December 31, 2025, the Company's operating leases had a weighted-average remaining lease term of 7.9 years and a weighted-average discount rate of 7.0 percent.

Cash Flows

Right-of-use assets of $96.9 million, $29.6 million, and $44.5 million were recognized as non-cash asset additions that resulted from new operating lease obligations during the years ended December 31, 2025, 2024, and 2023, respectively, which included $15.5 million, $5.5 million, and $0.4 million of right-of-use assets from acquisitions, respectively. Cash paid for amounts included in the present value of operating lease obligations and included in cash flows from operations was $63.2 million, $59.6 million, and $55.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Future minimum lease payments under operating leases as of December 31, 2025 were as follows:

(In thousands)
Year Ending December 31,
2026	$62,286
2027	54,266
2028	49,318
2029	43,247
2030	36,471
Thereafter	135,371
Total future minimum lease payments	380,959
Less interest	(90,738)
Present value of operating lease liabilities	$290,221

12.    COMMITMENTS AND CONTINGENCIES

Holdback Payments and Contingent Consideration

From time to time, the Company finances a portion of its business combinations with deferred acquisition payments ("holdback payments") and/or contingent earnout provisions. Holdback payments are accrued at their discounted present value. As required, the liability for contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods. See Note 4 - Acquisitions, Goodwill and Other Intangible Assets for

information on certain holdback payments. Contingent consideration balances were not material at December 31, 2025 and 2024.

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

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Consolidated Balance Sheet as of December 31, 2025, would not be material to the Company's financial position or annual results of operations.

13.    STOCKHOLDERS' EQUITY

The following table summarizes information about shares of the Company's common stock at December 31:

(In thousands)	2025	2024
Common stock authorized	75,000	75,000
Common stock issued	28,906	28,804
Treasury stock	4,707	3,341
Common stock outstanding	24,199	25,463
Dividends

The table below summarizes the regular quarterly dividends declared and paid during the years ended December 31:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2023	$1.05	03/10/23	03/24/23	$26,563
Second Quarter 2023	1.05	06/02/23	06/16/23	26,591
Third Quarter 2023	1.05	09/01/23	09/15/23	26,590
Fourth Quarter 2023	1.05	12/01/23	12/15/23	26,592
Total 2023	$4.20			$106,336

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2024	$1.05	03/08/24	03/22/24	$26,721
Second Quarter 2024	1.05	05/31/24	06/14/24	26,734
Third Quarter 2024	1.05	08/30/24	09/13/24	26,736
Fourth Quarter 2024	1.15	11/29/24	12/13/24	29,280
Total 2024	$4.30			$109,471

First Quarter 2025	$1.15	03/07/25	03/21/25	$29,352
Second Quarter 2025	1.15	05/30/25	06/13/25	29,036
Third Quarter 2025	1.15	08/29/25	09/12/25	27,827
Fourth Quarter 2025	1.15	11/28/25	12/12/25	27,828
Total 2025	$4.60			$114,043
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

The number of shares available for future awards under the 2018 Plan was 510,853, 640,848, and 821,703 at December 31, 2025, 2024, and 2023, respectively.
Stock-based compensation resulted in charges to operations as follows for the years ended December 31:

(In thousands)	2025	2024	2023
Deferred and restricted stock units	$17,161	$15,668	$15,462
Performance stock units	5,528	2,985	2,767
Stock-based compensation expense	$22,689	$18,653	$18,229
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

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2022	277,774	$120.92
Issued	3,244	119.43
Granted	159,640	114.22
Dividend equivalents	10,731	116.99
Forfeited	(23,440)	121.16
Vested	(131,644)	112.10
Outstanding at December 31, 2023	296,305	$118.60
Issued	2,321	111.83
Granted	143,407	125.20
Dividend equivalents	11,596	112.25
Forfeited	(21,249)	122.30
Vested	(130,903)	114.87
Outstanding at December 31, 2024	301,477	$119.84
Issued	1,313	95.91
Granted	166,460	102.30
Dividend equivalents	15,244	97.91
Forfeited	(6,489)	114.31
Vested	(153,555)	118.61
Outstanding at December 31, 2025	324,450	$110.79
As of December 31, 2025, there was $18.3 million of total unrecognized compensation cost related to DSUs and RSUs, which is expected to be recognized over a weighted average remaining period of 1.7 years.

Performance Stock Units

The 2018 Plan provides for performance stock units ("PSUs") that vest at a specific future date based on achievement of specified performance conditions. Transactions in PSUs under the 2018 Plan are summarized as follows:

	Number of Shares	Stock Price
Outstanding at December 31, 2022	162,381	$120.12
Granted	140,953	108.42
Dividend equivalents	7,236	117.20
Forfeited	(3,245)	96.55
Vested	(100,046)	101.11
Outstanding at December 31, 2023	207,279	$122.57
Granted	108,096	132.77
Dividend equivalents	9,198	112.27
Vested	(78,695)	143.54
Outstanding at December 31, 2024	245,878	$120.26
Granted	79,688	103.49
Dividend equivalents	11,893	98.01
Forfeited	(86,443)	120.57
Outstanding at December 31, 2025	251,016	$114.55
As of December 31, 2025, there was $9.8 million of total unrecognized compensation cost related to PSUs, which is expected to be recognized over a weighted average remaining period of 1.8 years.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of income taxes, are as follows:

(In thousands)	Foreign currency items	Pension items	Total
Accumulated other comprehensive income (loss) at December 31, 2023	$(14,789)	$29,061	$14,272
Net foreign currency translation adjustment	(9,366)	(1,441)	(10,807)
Actuarial loss on pension plans	—	(233)	(233)
Net current-period other comprehensive loss	(9,366)	(1,674)	(11,040)
Accumulated other comprehensive income (loss) at December 31, 2024	(24,155)	27,387	3,232
Net foreign currency translation adjustment	30,598	3,526	34,124
Actuarial gain on pension plans	—	326	326
Net current-period other comprehensive income	30,598	3,852	34,450
Accumulated other comprehensive income at December 31, 2025	$6,443	$31,239	$37,682

In both years ended December 31, 2025 and 2024, the Company recorded an immaterial amount in taxes related to other comprehensive income (loss).

Stock Repurchase Programs

In May 2022, the Company's Board of Directors authorized a stock repurchase program (the "2022 Share Repurchase Program") granting the Company authority to repurchase up to $200.0 million of the Company's common stock over a three-year period, which ended on May 19, 2025. The timing of stock repurchases, and the number of shares, were dependent upon market conditions and other factors. Share repurchases could be made in the open market and/or in privately negotiated transactions in accordance with applicable securities laws. The stock repurchase program was subject to modification, suspension, or termination at any time by the Board of Directors. No shares were purchased under the 2022 Share Repurchase Program in the year ended December 31, 2024. In March 2025, the Company purchased 308,898 shares at a weighted average price of $91.47 per share, totaling $28.4 million, including excise tax, under the 2022 Share Repurchase Program. Following such repurchase, no additional shares were purchased under the 2022 Share Repurchase Program prior to its expiration on May 19, 2025.
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
On June 11, 2025, the Company entered into a Rule 10b5-1 trading plan under the 2025 Share Repurchase Program for the period between June 13, 2025 and August 1, 2025 to repurchase up to $100.0 million of common stock (excluding excise tax), subject to certain parameters. Under this Rule 10b5-1 trading plan, the Company purchased 1,057,667 shares at a weighted average price of $94.55 per share totaling $101.0 million, including excise tax, during the year ended December 31, 2025. As of December 31, 2025, there was $200.0 million remaining for the repurchase of shares under the 2025 Share Repurchase Program.

14.    SEGMENT REPORTING

The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

The OEM Segment, which accounted for 77 percent, 76 percent, and 77 percent of consolidated net sales for the years ended December 31, 2025, 2024, and 2023, respectively, manufactures and distributes a broad array of highly engineered components for the leading OEMs in the recreation and transportation markets, consisting of RVs and adjacent industries, including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing. Approximately 54 percent, 53 percent, and 47 percent of the Company's OEM Segment net sales in 2025, 2024, and 2023, respectively, were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 23 percent, 24 percent, and 23 percent of consolidated net sales for each of the years ended December 31, 2025, 2024, and 2023, respectively, supplies engineered components to the related aftermarket channels of the recreation and transportation markets, primarily through retail dealers, wholesale distributors, and service centers, as well as direct-to-consumer sales through online platforms. The Aftermarket Segment also includes biminis, covers, buoys, and fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, tankless water heaters, and the sale of replacement glass and awnings to fulfill insurance claims.

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

The following tables present the Company's revenues disaggregated by segment and geography based on the billing address of the Company's customers for the years ended December 31:

		2025
(In thousands)	U.S. (a)	Int'l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,690,624	$17,612	$1,708,236
Motorhomes	143,872	92,104	235,976
Adjacent Industries OEMs	1,058,607	186,834	1,245,441
Total OEM Segment net sales	2,893,103	296,550	3,189,653
Aftermarket Segment:
Total Aftermarket Segment net sales	847,141	85,223	932,364
Total net sales	$3,740,244	$381,773	$4,122,017

		2024
(In thousands)	U.S. (a)	Int'l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,486,108	$28,470	$1,514,578
Motorhomes	130,545	102,521	233,066
Adjacent Industries OEMs	927,276	185,530	1,112,806
Total OEM Segment net sales	2,543,929	316,521	2,860,450
Aftermarket Segment:
Total Aftermarket Segment net sales	803,354	77,404	880,758
Total net sales	$3,347,283	$393,925	$3,741,208

		2023
(In thousands)	U.S. (a)	Int'l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,310,638	$48,215	$1,358,853
Motorhomes	160,857	108,499	269,356
Adjacent Industries OEMs	1,085,631	189,902	1,275,533
Total OEM Segment net sales	2,557,126	346,616	2,903,742
Aftermarket Segment:
Total Aftermarket Segment net sales	814,103	66,963	881,066
Total net sales	$3,371,229	$413,579	$3,784,808
(a)     Net sales to customers in the United States of America
(b)     Net sales to customers domiciled in countries outside of the United States of America

Long-lived assets, including net fixed assets, operating lease right-of-use assets, goodwill, and other net intangible assets, domiciled in countries outside of the United States of America were $373.7 million and $361.8 million as of December 31, 2025 and 2024, respectively.

Corporate expenses are allocated between the segments based upon net sales. Accretion related to contingent consideration and other non-segment items are included in the segment to which they relate. Information relating to segments follows for the years ended December 31:

	Segments
(In thousands)	OEM	Aftermarket	Total

2025
Net sales to external customers (a)	$3,189,653	$932,364	$4,122,017
Cost of sales	2,533,371	608,351	3,141,722
Gross profit	656,282	324,013	980,295
Selling, general and administrative expenses (b)	472,162	228,211	700,373
Operating profit	$184,120	$95,802	$279,922

Expenditures for long-lived assets (c)	28,248	30,926	59,174
Depreciation and amortization	86,996	34,235	121,231

2024
Net sales to external customers (a)	$2,860,450	$880,758	$3,741,208
Cost of sales	2,303,283	558,210	2,861,493
Gross profit	557,167	322,548	879,715
Selling, general and administrative expenses (b)	450,086	211,392	661,478
Operating profit	$107,081	$111,156	$218,237

Expenditures for long-lived assets (c)	28,593	19,469	48,062
Depreciation and amortization	93,327	32,366	125,693

2023
Net sales to external customers (a)	$2,903,742	$881,066	$3,784,808
Cost of sales	2,448,176	560,442	3,008,618
Gross profit	455,566	320,624	776,190
Selling, general and administrative expenses (b)	438,205	214,557	652,762
Operating profit	$17,361	$106,067	$123,428

Expenditures for long-lived assets (c)	68,750	20,230	88,980
Depreciation and amortization	99,976	31,792	131,768

(a)     Berkshire Hathaway Inc. (through its subsidiaries Forest River, Inc. and Clayton Homes, Inc.), a customer of both segments, accounted for 18 percent, 18 percent, and 15 percent of the Company's consolidated net sales for the years ended December 31, 2025, 2024, and 2023, respectively. Thor Industries, Inc., a customer of both segments, accounted for 15 percent, 16 percent, and 16 percent of the Company's consolidated net sales for the years ended December 31, 2025, 2024, and 2023, respectively. No other customer accounted for more than 10 percent of consolidated net sales in the years ended December 31, 2025, 2024, and 2023. No customer accounted for more than 10 percent of consolidated accounts receivable, net at December 31, 2025 and 2024.
(b)     Certain general and administrative expenses are allocated between the segments based upon net sales or operating profit, depending upon the nature of the expense. Warehouse and transportation costs are included in selling, general and administrative expenses for segment reporting purposes.
(c)     Expenditures for long-lived assets include capital expenditures, as well as fixed assets, goodwill and other intangible assets purchased as part of the acquisition of businesses. The Company purchased $6.2 million, $6.0 million, and $28.3 million of long-lived assets, as part of the acquisitions of businesses in the years ended December 31, 2025, 2024, and 2023, respectively.

Net sales by OEM Segment product were as follows for the years ended December 31:

(In thousands)	2025	2024	2023
OEM Segment:
Chassis, chassis parts, and slide-out mechanisms	$895,486	$811,607	$785,158
Windows and doors	882,799	838,530	851,761
Furniture and mattresses	501,435	404,021	464,113
Axles, ABS, and suspension solutions	316,877	306,760	313,224
Appliances	310,098	251,503	215,630
Other	282,958	248,029	273,856
Total OEM Segment net sales	3,189,653	2,860,450	2,903,742
Total Aftermarket Segment net sales	932,364	880,758	881,066
Total net sales	$4,122,017	$3,741,208	$3,784,808

15.    SUBSEQUENT EVENT

On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were unlawful. As a result of this ruling, the availability, timing, and amount of any potential refunds associated with IEEPA tariffs previously paid by the Company remain uncertain and are subject to ongoing legal, regulatory, and administrative processes. Following the Court’s decision, the U.S. presidential administration announced its intention to rely on other statutory authorities to continue collecting tariffs and introduced new tariffs on imports from all countries, in addition to existing non‑IEEPA tariffs. The duration and scope of existing and newly announced tariff measures, potential modifications or suspensions, and the likelihood of additional tariffs or other retaliatory actions remain uncertain and may adversely impact the Company’s operations. The Company continues to monitor these developments and evaluate their potential effect on its business, financial condition, and results of operations.

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

As of the end of the period covered by this Form 10-K, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2025.

During 2025, the Company completed the Freedman Seating Company acquisition, which contributed $66.9 million of net sales for the year ended December 31, 2025. Total assets from this acquisition as of December 31, 2025 were $86.1 million. As the Freedman Seating Company acquisition occurred in the year ended December 31, 2025, the scope of the Company's evaluation of the effectiveness of internal control over financial reporting does not include Freedman Seating Company. This exclusion is in accordance with the SEC's general guidance that an assessment of the internal control over financial reporting of a recently acquired business may be omitted from the Company's evaluation scope in the year of acquisition.

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

(b)    Report of the Independent Registered Public Accounting Firm.

The report is included in Item 8. "Financial Statements and Supplementary Data."

(c)    Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

The additional information required by this item is incorporated by reference from the information contained in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2026 (the "2026 Proxy Statement") under the captions "Proposal 1. Election of Directors," "Delinquent Section 16(a) Reports," and "Corporate Governance and Related Matters."

Item 11.     EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the information contained in our 2026 Proxy Statement under the captions "Director Compensation," "Executive Compensation," "CEO Pay Ratio," and "Transactions with Related Persons."

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from the information contained in our 2026 Proxy Statement under the captions "Equity Compensation Plan Information" and "Voting Securities."

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference from the information contained in our 2026 Proxy Statement under the captions "Transactions with Related Persons" and "Corporate Governance and Related Matters."

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent registered public accounting firm is KPMG LLP, Chicago, Illinois, Auditor Firm ID: 185.

The information required by this item concerning principal accountant fees and services is incorporated by reference from the information contained in our 2026 Proxy Statement under the caption "Proposal 3. Ratification of Appointment of Auditors."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)    Documents Filed:
(1)    Financial Statements.
See Item 8 - "Financial Statements and Supplementary Data"
(2)    Financial Statement Schedules.
All financial statement schedules as required by Item 8 of Form 10-K have been omitted because the information requested is either not applicable or has been included in the consolidated financial statements or notes thereto.
(3)    Exhibits.
See Item 15 (b) - "List of Exhibits" incorporated herein by reference.
(b)    Exhibits - List of Exhibits.
EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of LCI Industries, conformed version that includes all amendments through May 16, 2024 (incorporated by reference to Exhibit 3.3 included in the Registrant's Form 10-Q filed on August 6, 2024).
3.2	Amended and Restated Bylaws of LCI Industries, effective March 9, 2023 (incorporated by reference to Exhibit 3.2 included in the Registrant's Form 10-Q filed on May 9, 2023).
4.1	Description of Registrant's Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.1 included in the Registrant's Form 10-K filed February 23, 2024).
4.2	Indenture, dated May 13, 2021, by and between LCI Industries and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 included in the Registrant's Form 8-K filed on May 14, 2021).
4.3	Form of 1.125% Convertible Senior Note due 2026 (included in Exhibit 4.2).
4.4	Indenture, dated March 14, 2025, by and between LCI Industries and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 included in the Registrant’s Form 8-K filed on March 17, 2025).
4.5	Form of 3.00% Convertible Senior Note due 2030 (included in Exhibit 4.4).
10.1†	Form of Indemnification Agreement between Registrant and its officers and independent directors (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed on May 26, 2015).

Exhibit Number	Description
10.2†	Executive Non-Qualified Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10.231 included in the Registrant's Form 10-K for the year ended December 31, 2015).
10.3†	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed March 4, 2015).
10.4†	Second Amended and Restated Executive Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 included in the Registrant's Form 8-K filed on March 22, 2017).
10.5†	LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed May 29, 2018).
10.6†	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 included in the Registrant’s Form 8-K filed May 29, 2018).
10.7†	Form of Deferred Stock Unit Master Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 included in the Registrant’s Form 8-K filed May 29, 2018).
10.8†	Form of Agreement for Common Stock in Lieu of Cash Compensation for Non-Employee Directors (incorporated by reference to Exhibit 10.7 included in the Registrant’s Form 8-K filed May 29, 2018).
10.9†	Form of Extension Agreement with certain officers (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 8-K filed March 12, 2019).
10.10†	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (Revised February 2019) (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 10-Q/A filed June 21, 2019).
10.11†	Form of Deferred Stock Unit Master Agreement (Non-Employee Directors) under the LCI Industries 2018 Omnibus Incentive Plan (Revised February 2019) (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 10-Q/A filed June 21, 2019).
10.12	Purchase Agreement, dated May 10, 2021, by and among LCI Industries, Wells Fargo Securities, LLC, BofA Securities, Inc. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.13#	Base Convertible Note Hedge Confirmation, dated May 10, 2021, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.14#	Base Convertible Note Hedge Confirmation, dated May 10, 2021, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.15#	Base Convertible Note Hedge Confirmation, dated May 10, 2021, between LCI Industries and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.16#	Base Convertible Note Hedge Confirmation, dated May 10, 2021, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.17#	Additional Convertible Note Hedge Confirmation, dated May 12, 2021, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.18#	Additional Convertible Note Hedge Confirmation, dated May 12, 2021, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.7 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.19#	Additional Convertible Note Hedge Confirmation, dated May 12, 2021, between LCI Industries and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.20#	Additional Convertible Note Hedge Confirmation, dated May 12, 2021, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.9 included in the Registrant’s Form 8-K filed on May 14, 2021).

Exhibit Number	Description
10.21#	Base Warrant Confirmation, dated May 10, 2021, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.10 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.22#	Base Warrant Confirmation, dated May 10, 2021, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.11 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.23#	Base Warrant Confirmation, dated May 10, 2021, between LCI Industries and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.12 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.24#	Base Warrant Confirmation, dated May 10, 2021, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.25#	Additional Warrant Confirmation, dated May 12, 2021, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.14 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.26#	Additional Warrant Confirmation, dated May 12, 2021, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.15 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.27#	Additional Warrant Confirmation, dated May 12, 2021, between LCI Industries and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.16 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.28#	Additional Warrant Confirmation, dated May 12, 2021, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 included in the Registrant’s Form 8-K filed on May 14, 2021).
10.29†	Form of Restricted Stock Unit Award Agreement (Executives) under the LCI Industries 2018 Omnibus Incentive Plan (Revised 2022) (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 10-Q filed August 2, 2022).
10.30†	Form of Performance Stock Unit Award Agreement under the LCI Industries 2018 Omnibus Incentive Plan (Revised 2022) (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 10-Q filed August 2, 2022).
10.31†	Form of Executive Employment Agreement (Revised 2022) (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 10-Q filed August 2, 2022).
10.32†	Offer Letter between LCI Industries and Lillian Etzkorn, accepted on March 30, 2023 (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed on April 5, 2023).
10.33†	Form of Performance Stock Unit Agreement under the LCI Industries 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 10-Q filed May 8, 2024).
10.34	Credit Agreement, dated as of March 25, 2025, by and among LCI Industries, Lippert Components, Inc., LCI Industries B.V., each other Subsidiary of the Company listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed on March 25, 2025).
10.35	Amendment No. 1 to Credit Agreement, dated as of September 26, 2025, by and among LCI Industries, Lippert Components, Inc., LCI Industries B.V., each other Subsidiary of the Company listed on the signature pages thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed on September 29, 2025).
10.36	Purchase Agreement, dated March 11, 2025, by and among LCI Industries, Wells Fargo Securities, LLC, BofA Securities, Inc. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed on March 17, 2025).
10.37#	Base Convertible Note Hedge Confirmation, dated March 11, 2025, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 included in the Registrant’s Form 8-K filed on March 17, 2025).

Exhibit Number	Description
10.38#	Base Convertible Note Hedge Confirmation, dated March 11, 2025, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.3 included in the Registrant’s Form 8-K filed on March 17, 2025.
10.39#	Base Convertible Note Hedge Confirmation, dated March 11, 2025, between LCI Industries and Truist Bank (incorporated by reference to Exhibit 10.4 included in the Registrant’s Form 8-K filed on March 17, 2025).
10.40#	Base Convertible Note Hedge Confirmation, dated March 11, 2025, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 included in the Registrant’s Form 8-K filed on March 17, 2025).
10.41#	Additional Convertible Note Hedge Confirmation, dated March 12, 2025, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 included in the Registrant’s Form 8-K filed on March 17, 2025).
10.42#	Additional Convertible Note Hedge Confirmation, dated March 12, 2025, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.7 included in the Registrant’s Form 8-K filed on March 17, 2025).
10.43#	Additional Convertible Note Hedge Confirmation, dated March 12, 2025, between LCI Industries and Truist Bank (incorporated by reference to Exhibit 10.8 included in the Registrant’s Form 8-K filed on March 17, 2025).
10.44#	Additional Convertible Note Hedge Confirmation, dated March 12, 2025, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.9 included in the Registrant’s Form 8-K filed on March 17, 2025).
10.45#	Base Warrant Confirmation, dated March 11, 2025, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.10 included in the Registrant’s Form 8-K filed on March 17, 2025).
10.46#	Base Warrant Confirmation, dated March 11, 2025, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.11 included in the Registrant’s Form 8-K filed on March 17, 2025).
10.47#	Base Warrant Confirmation, dated March 11, 2025, between LCI Industries and Truist Bank (incorporated by reference to Exhibit 10.12 included in the Registrant’s Form 8-K filed on March 17, 2025).
10.48#	Base Warrant Confirmation, dated March 11, 2025, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 included in the Registrant’s Form 8-K filed on March 17, 2025).
10.49#	Additional Warrant Confirmation, dated March 12, 2025, between LCI Industries and Bank of America, N.A. (incorporated by reference to Exhibit 10.14 included in the Registrant’s Form 8-K filed on March 17, 2025).
10.50#	Additional Warrant Confirmation, dated March 12, 2025, between LCI Industries and Bank of Montreal (incorporated by reference to Exhibit 10.15 included in the Registrant’s Form 8-K filed on March 17, 2025).
10.51#	Additional Warrant Confirmation, dated March 12, 2025, between LCI Industries and Truist Bank (incorporated by reference to Exhibit 10.16 included in the Registrant’s Form 8-K filed on March 17, 2025).
10.52#	Additional Warrant Confirmation, dated March 12, 2025, between LCI Industries and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 included in the Registrant’s Form 8-K filed on March 17, 2025).
10.53†#	Separation Agreement and General Release, dated as of June 6, 2025, by and between Lippert Components, Inc., LCI Industries, Lippert Components Manufacturing, Inc., and all related companies and Andrew Namenye (incorporated by reference to Exhibit 10.1 included in the Registrant’s Form 8-K filed on June 9, 2025).
19	LCI Industries Insider Trading Policy and LCI Industries Insider Trading Policy Addendum for Restricted Persons (incorporated by reference to Exhibit 19 included in the Registrant’s Form 10-K filed on February 21, 2025).
21*	Subsidiaries of the Registrant.

Exhibit Number	Description
23*	Consent of Independent Registered Public Accounting Firm.
24*	Powers of Attorney (included on the signature page of this Report).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
97	LCI Industries Compensation Recovery Policy, as amended effective September 7, 2023 (incorporated by reference to Exhibit 97 included in the Registrant's Form 10-K filed February 23, 2024).
101*
The following information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholders’ Equity; (vi) Notes to Consolidated Financial Statements; (vii) information in Part I, Item 1C; and (viii) information in Part II, Item 9B.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith
† Denotes a management contract or compensation plan or arrangement
# Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

Item 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 26, 2026	LCI INDUSTRIES

		By:	/s/ Jason D. Lippert
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

Date	Signature	Title

February 26, 2026	By: /s/ Jason D. Lippert (Jason D. Lippert)	Chief Executive Officer and Director (principal executive officer)

February 26, 2026	By: /s/ Lillian D. Etzkorn (Lillian D. Etzkorn)	Chief Financial Officer (principal financial officer)

February 26, 2026	By: /s/ Kip A. Emenhiser (Kip A. Emenhiser)	VP of Finance and Treasurer (principal accounting officer)

February 26, 2026	By: /s/ Tracy D. Graham (Tracy D. Graham)	Chairman of the Board of Directors

February 26, 2026	By: /s/ Brendan J. Deely (Brendan J. Deely)	Director

February 26, 2026	By: /s/ James F. Gero (James F. Gero)	Director

February 26, 2026	By: /s/ Virginia L. Henkels (Virginia L. Henkels)	Director

February 26, 2026	By: /s/ Stephanie K. Mains (Stephanie K. Mains)	Director

February 26, 2026	By: /s/ Linda K. Myers (Linda K. Myers)	Director

February 26, 2026	By: /s/ Kieran M. O’Sullivan (Kieran M. O’Sullivan)	Director

February 26, 2026	By: /s/ John A. Sirpilla (John A. Sirpilla)	Director