Form 10-Q
period 2026-03-31
LCI INDUSTRIES
filed 2026-05-05
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (April 29, 2026) was 24,285,202 shares of common stock.

LCI INDUSTRIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2026	2025
(In thousands, except per share amounts)

Net sales	$1,090,517	$1,045,590
Cost of sales	816,852	793,841
Gross profit	273,665	251,749
Warehouse and transportation	55,882	49,855
Selling, general and administrative expenses	122,624	120,577
Operating profit	95,159	81,317
Interest expense, net	9,913	5,991
Loss on extinguishment of debt	—	8,053
Income before income taxes	85,246	67,273
Provision for income taxes	22,299	17,835
Net income	$62,947	$49,438

Net income per common share:
Basic	$2.60	$1.94
Diluted	$2.53	$1.94

Weighted average common shares outstanding:
Basic	24,243	25,426
Diluted	24,913	25,426

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2026	2025
(In thousands)

Net income	$62,947	$49,438
Other comprehensive income (loss):
Net foreign currency translation adjustment	(7,313)	10,429
Total comprehensive income	$55,634	$59,867

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2026	2025
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$142,237	$222,615
Accounts receivable, net of allowances of $8,906 and $6,828 at March 31, 2026 and December 31, 2025, respectively	376,112	243,425
Inventories, net	834,453	809,094
Prepaid expenses and other current assets	67,089	74,552
Total current assets	1,419,891	1,349,686
Fixed assets, net	419,363	428,031
Goodwill	619,548	622,183
Other intangible assets, net	386,486	402,568
Operating lease right-of-use assets	272,422	272,995
Other long-term assets	99,086	100,524
Total assets	$3,216,796	$3,175,987

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term indebtedness	$3,666	$3,683
Accounts payable, trade	211,530	202,257
Current portion of operating lease obligations	44,983	44,174
Accrued expenses and other current liabilities	227,799	223,253
Total current liabilities	487,978	473,367
Long-term indebtedness	941,339	941,502
Operating lease obligations	245,358	246,047
Deferred taxes	27,699	27,495
Other long-term liabilities	127,207	126,743
Total liabilities	1,829,581	1,815,154
Stockholders' equity
Common stock, par value $.01 per share	290	289
Paid-in capital	254,361	255,118
Retained earnings	1,314,108	1,279,657
Accumulated other comprehensive income	30,369	37,682
Stockholders' equity before treasury stock	1,599,128	1,572,746
Treasury stock, at cost	(211,913)	(211,913)
Total stockholders' equity	1,387,215	1,360,833
Total liabilities and stockholders' equity	$3,216,796	$3,175,987

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$62,947	$49,438
Adjustments to reconcile net income to cash flows (used in) provided by operating activities:
Depreciation and amortization	29,798	29,542
Stock-based compensation expense	5,300	4,933
Loss on extinguishment of debt	—	8,053
Other non-cash items	3,502	2,181
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(134,457)	(149,644)
Inventories, net	(27,282)	39,121
Prepaid expenses and other assets	8,093	5,800
Accounts payable, trade	11,327	30,005
Accrued expenses and other liabilities	7,313	23,289
Net cash flows (used in) provided by operating activities	(33,459)	42,718
Cash flows from investing activities:
Capital expenditures	(9,668)	(9,038)
Acquisition of businesses	—	(29,579)
Other investing activities	69	(3,423)
Net cash flows used in investing activities	(9,599)	(42,040)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(6,625)	(4,813)
Repayments under revolving credit facility	—	(19,261)
Proceeds from term loan borrowings	—	391,000
Repayments under term loan and other borrowings	(998)	(280,093)
Proceeds from issuance of convertible notes	—	448,500
Repurchase of convertible notes	—	(368,920)
Purchases of convertible note hedge contracts	—	(67,574)
Proceeds from issuance of warrants concurrent with note hedge contracts	—	27,600
Partial unwind of convertible note hedge and warrants	—	1,378
Payment of debt issuance costs	—	(3,122)
Payment of dividends	(27,927)	(29,352)
Repurchases of common stock	—	(28,255)
Other financing activities	—	(217)
Net cash flows (used in) provided by financing activities	(35,550)	66,871
Effect of exchange rate changes on cash and cash equivalents	(1,770)	(2,062)
Net (decrease) increase in cash and cash equivalents	(80,378)	65,487
Cash and cash equivalents at beginning of period	222,615	165,756
Cash and cash equivalents at end of period	$142,237	$231,243

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
(In thousands)	2026	2025
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$12,977	$7,218
Income taxes	$(1,605)	$94
Non-cash investing and financing activities:
Purchase of property and equipment in accrued expenses	$272	$993

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2024	$288	$257,486	$1,208,096	$3,232	$(82,216)	$1,386,886
Net income	—	—	49,438	—	—	49,438
Issuance of 82,153 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(4,814)	—	—	—	(4,813)
Stock-based compensation expense	—	4,933	—	—	—	4,933
Purchase of convertible note hedge contracts, net of tax	—	(51,382)	—	—	—	(51,382)
Issuance of warrants	—	27,600	—	—	—	27,600
Partial unwind of convertible note hedge and warrants	—	1,378	—	—	—	1,378
Repurchase of 308,898 shares of common stock, including excise tax	—	—	—	—	(28,404)	(28,404)
Other comprehensive income	—	—	—	10,429	—	10,429
Cash dividends ($1.15 per share)	—	—	(29,352)	—	—	(29,352)
Dividend equivalents on stock-based awards	—	655	(655)	—	—	—
Balance - March 31, 2025	$289	$235,856	$1,227,527	$13,661	$(110,620)	$1,366,713

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2025	$289	$255,118	$1,279,657	$37,682	$(211,913)	$1,360,833
Net income	—	—	62,947	—	—	62,947
Issuance of 85,540 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(6,626)	—	—	—	(6,625)
Stock-based compensation expense	—	5,300	—	—	—	5,300
Other comprehensive loss	—	—	—	(7,313)	—	(7,313)
Cash dividends ($1.15 per share)	—	—	(27,927)	—	—	(27,927)
Dividend equivalents on stock-based awards	—	569	(569)	—	—	—
Balance - March 31, 2026	$290	$254,361	$1,314,108	$30,369	$(211,913)	$1,387,215

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

LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI," or "Lippert"), is a global leader in supplying engineered components to the outdoor recreation, transportation, marine, and housing industries. In addition to serving original equipment manufacturers ("OEMs"), the Company also caters to aftermarket needs, selling through retail dealers, wholesale distributors, and service centers, as well as direct-to-consumer sales through online platforms. At March 31, 2026, the Company operated over 100 manufacturing facilities located throughout North America and Europe.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Condensed Consolidated Financial Statements presented herein have been prepared by the Company in accordance with the accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2025 and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

Recently adopted accounting pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets. Effective January 1, 2026, the Company adopted ASU 2025-05 on a prospective basis. In connection with this adoption, the Company elected to apply the practical expedient permitted by the standard, which assumes that current conditions as of the balance sheet date do not change for the remaining life of the assets. The adoption of this standard did not have a material impact on the Company's financial condition or results of operations.

In November 2024, the FASB issued ASU 2024-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion rather than as debt extinguishments. Effective January 1, 2026, the Company adopted ASU 2024-04 and will apply the guidance prospectively to convertible debt settlements occurring after the adoption date. The adoption of this standard did not have an impact on the Company’s financial condition or results of operations.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.    EARNINGS PER SHARE

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2026	2025
Weighted average shares outstanding for basic earnings per share	24,243	25,426
Common stock equivalents pertaining to stock-based awards	90	—
Dilutive effect of 2030 Convertible Notes	580	—
Weighted average shares outstanding for diluted earnings per share	24,913	25,426

Equity instruments excluded from diluted net earnings per share calculation as the effect would have been antidilutive	204	306

2030 Convertible Notes

For the Company's 3.000 percent convertible senior notes due 2030 (the "2030 Convertible Notes") issued in March 2025, the dilutive effect is calculated using the if-converted method. The Company is required, pursuant to the indenture governing the 2030 Convertible Notes, dated March 14, 2025, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (the "2030 Notes Indenture”), to settle the principal amount of the 2030 Convertible Notes in cash and may elect to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company’s common stock, or a combination thereof. Under the if-converted method, the Company includes the number of shares required to satisfy the conversion obligation, assuming all the 2030 Convertible Notes are converted. Because the average closing price of the Company’s common stock for the three months ended March 31, 2026, which is used as the basis for determining the dilutive effect on earnings per share, was higher than the conversion price of $116.62, all associated shares were dilutive.

In conjunction with the issuance of the 2030 Convertible Notes, the Company, in privately negotiated transactions with certain commercial banks (the “2030 Counterparties”), sold warrants to purchase 3.9 million shares of the Company’s common stock (the “2030 Warrants”). The 2030 Warrants have a strike price of $182.94 per share, subject to customary anti-dilution adjustments. For calculating the dilutive effect of the 2030 Warrants, the Company uses the treasury stock method, which assumes exercise of the 2030 Warrants at the beginning of the period, or at time of issuance if later, and issuance of shares of common stock upon exercise. Proceeds from the exercise of the 2030 Warrants are assumed to be used to repurchase shares of the Company’s common stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be received upon the exercise of the 2030 Warrants less the number of shares repurchased, are included in diluted shares. For the three months ended March 31, 2026, the average share price was below the Warrant strike price of $182.94 per share, and therefore 3.9 million shares were considered antidilutive.

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

2026 Convertible Notes

For the Company's 1.125 percent convertible senior notes due 2026 (the "2026 Convertible Notes") issued in May 2021, the dilutive effect is calculated using the if-converted method. The Company is required, pursuant to the indenture governing the 2026 Convertible Notes, dated May 13, 2021, by and between the Company and U.S. Bank National Association,

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
as trustee (the "2026 Notes Indenture"), to settle the principal amount of the 2026 Convertible Notes in cash and may elect to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company's common stock, or a combination thereof. Under the if-converted method, the Company includes the number of shares required to satisfy the conversion obligation, assuming all the 2026 Convertible Notes are converted. Because the average closing price of the Company's common stock for the three months ended March 31, 2026, which is used as the basis for determining the dilutive effect on earnings per share, was less than the adjusted conversion price of $157.01, all associated shares were antidilutive.

In conjunction with the issuance of the 2026 Convertible Notes, the Company, in privately negotiated transactions with certain commercial banks (the "2026 Counterparties"), sold warrants to purchase 2.8 million shares of the Company's common stock (the "2026 Warrants"). The 2026 Warrants have a strike price of $246.29 per share, as adjusted for and subject to customary anti-dilution adjustments. For calculating the dilutive effect of the 2026 Warrants, the Company uses the treasury stock method, which assumes exercise of the 2026 Warrants at the beginning of the period, or at time of issuance if later, and issuance of shares of common stock upon exercise. Proceeds from the exercise of the 2026 Warrants are assumed to be used to repurchase shares of the Company's common stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be received upon the exercise of the 2026 Warrants less the number of shares repurchased, are included in diluted shares. Concurrently with the 2026 Convertible Note Repurchases (as defined below), we entered into agreements to terminate a proportionate amount of the 2026 Warrants, which resulted in a reduction of the number of shares of common stock underlying the 2026 Warrants to an aggregate of 0.6 million shares of common stock. For the three months ended March 31, 2026, the average share price was below the 2026 Warrant adjusted strike price of $246.29 per share, and therefore 0.6 million shares were considered antidilutive.

In connection with the issuance of the 2026 Convertible Notes, the Company entered into privately negotiated call option contracts on the Company's common stock (the "2026 Convertible Note Hedge Transactions") with the 2026 Counterparties. The Company paid an aggregate amount of $100.1 million to the 2026 Counterparties pursuant to the 2026 Convertible Note Hedge Transactions. The 2026 Convertible Note Hedge Transactions initially covered, subject to anti-dilution adjustments substantially similar to those in the 2026 Convertible Notes, approximately 2.8 million shares of the Company's common stock, the same number of shares initially underlying the 2026 Convertible Notes, at an initial strike price of approximately $165.65, subject to customary anti-dilution adjustments. The 2026 Convertible Note Hedge Transactions will expire upon the maturity of the 2026 Convertible Notes, subject to earlier exercise or termination. Concurrently with the 2026 Convertible Note Repurchases, we entered into agreements to terminate a proportionate amount of the 2026 Convertible Note Hedge Transactions, which resulted in a reduction of the number of shares of common stock underlying the 2026 Convertible Note Hedge Transactions to an aggregate of 0.6 million shares of common stock. Exercise of the 2026 Convertible Note Hedge Transactions would reduce the number of shares of the Company's common stock outstanding, and therefore would be antidilutive.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2025	$447,971	$174,212	$622,183
Foreign currency translation	(2,310)	(325)	(2,635)
Net balance – March 31, 2026	$445,661	$173,887	$619,548
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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2026:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$540,604	$265,458	$275,146	6	to	20
Patents	85,597	53,175	32,422	3	to	20
Trade names (finite life)	108,920	37,810	71,110	3	to	20
Trade names (indefinite life)	7,432	—	7,432	Indefinite
Non-compete agreements	3,683	3,536	147	3	to	6
Other	458	229	229	2	to	12
Other intangible assets	$746,694	$360,208	$386,486
Other intangible assets consisted of the following at December 31, 2025:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$553,520	$267,043	$286,477	6	to	20
Patents	95,119	60,163	34,956	3	to	20
Trade names (finite life)	109,327	36,040	73,287	3	to	20
Trade names (indefinite life)	7,432	—	7,432	Indefinite
Non-compete agreements	4,183	4,005	178	3	to	6
Other	458	220	238	2	to	12
Other intangible assets	$770,039	$367,471	$402,568

5.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or net realizable value. Cost includes material, labor, and overhead. Inventories consisted of the following at:

	March 31,	December 31,
(In thousands)	2026	2025
Raw materials	$509,348	$494,701
Work in process	43,860	42,883
Finished goods	281,245	271,510
Inventories, net	$834,453	$809,094
At March 31, 2026 and December 31, 2025, the Company had recorded inventory obsolescence reserves of $81.3 million and $80.4 million, respectively.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.    FIXED ASSETS

Fixed assets consisted of the following at:

	March 31,	December 31,
(In thousands)	2026	2025
Fixed assets, at cost	$987,143	$983,718
Less accumulated depreciation and amortization	567,780	555,687
Fixed assets, net	$419,363	$428,031

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31,	December 31,
(In thousands)	2026	2025
Employee compensation and benefits	$64,009	$80,023
Current portion of accrued warranty	46,577	44,901
Customer rebates	24,668	25,751
Other	92,545	72,578
Accrued expenses and other current liabilities	$227,799	$223,253
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

(In thousands)	2026	2025
Balance at beginning of period	$75,861	$65,485
Provision for warranty expense issued during the period	11,039	11,416
Provision for warranty expense for preexisting warranties	4,276	4,825
Warranty costs paid	(12,509)	(13,202)
Balance at end of period	78,667	68,524
Less long-term portion	(32,090)	(27,040)
Current portion of accrued warranty at end of period	$46,577	$41,484

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.    LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following at:

	March 31,	December 31,
(In thousands)	2026	2025
2030 Convertible Notes	$460,000	$460,000
2026 Convertible Notes	92,000	92,000
Term Loan	396,008	397,005
Revolving Credit Loan	—	—
Other	9,124	9,062
Unamortized deferred financing fees	(12,127)	(12,882)
	945,005	945,185
Less current portion	(3,666)	(3,683)
Long-term indebtedness	$941,339	$941,502

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

Borrowings under the Credit Agreement in U.S. dollars are designated from time to time by the Company to bear interest at either (i) a base rate plus an applicable margin which (a) for borrowings under the revolving credit facility, ranges from 0.25 percent to 1.00 percent depending on the Company's total net leverage ratio (0.50 percent would have been applicable at March 31, 2026 if the Company had elected base rate loans for any revolving credit facility borrowings) and (b) for Term Loans, is 1.25 percent or (ii) a term Secured Overnight Financing Rate ("SOFR") for an interest period selected by the Company plus an applicable margin, which (a) for borrowings under the revolving credit facility ranges from 1.25 percent to 2.00 percent (1.50 percent would have been applicable at March 31, 2026 if the Company had elected term benchmark loans for any revolving credit facility borrowings) depending on the Company’s total net leverage ratio and (b) for any Term Loans, is 2.25 percent. Foreign currency borrowings bear interest at an index rate available in such currencies plus the same additional interest margins applicable to term SOFR benchmark loans under the revolving credit facility based on the Company's total net leverage ratio. At March 31, 2026, the Company had $4.8 million in issued, but undrawn, standby letters of credit under the LC Facility. A commitment fee ranging from 0.175 percent to 0.275 percent (0.200 percent was applicable at March 31, 2026) depending on the Company's total net leverage ratio accrues on the actual daily amount that the revolving commitment exceeds the revolving credit exposure.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pursuant to the Credit Agreement, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain a minimum interest coverage ratio, and must comply with certain other covenants. At March 31, 2026, the Company was in compliance with all financial covenants. The maximum net leverage ratio covenant limits the amount of consolidated outstanding indebtedness that the Company may incur on a trailing twelve-month EBITDA, and there are certain other limitations on the incurrence of indebtedness under the Credit Agreement. Availability under the Company’s revolving credit facility was $595.2 million at March 31, 2026. The Company believes the availability under the revolving credit facility under the Credit Agreement, along with its cash flows from operations, are adequate to finance the Company's anticipated cash requirements for the next twelve months.

At March 31, 2026, the fair value of the Company's floating rate long-term debt under the Credit Agreement approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

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

Convertible Notes

2030 Convertible Notes

On March 14, 2025, the Company issued $460.0 million in aggregate principal amount of 2030 Convertible Notes in a private placement to certain qualified institutional buyers, resulting in net proceeds to the Company of approximately $447.0 million after deducting the initial purchasers’ discounts and offering expenses paid by the Company. The 2030 Convertible Notes bear interest at a coupon rate of 3.000 percent per annum, payable semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2025. The 2030 Convertible Notes will mature on March 1, 2030, unless earlier converted, redeemed, or repurchased, in accordance with their terms.

As of March 31, 2026, the conversion rate of the 2030 Convertible Notes was 8.5745 shares of the Company’s common stock per $1,000 principal amount of the 2030 Convertible Notes. The conversion rate of the 2030 Convertible Notes is subject to further adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the 2030 Notes Indenture) or upon a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 2030 Convertible Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The 2030 Convertible Notes are not registered securities nor listed on any securities exchange but may be actively traded by qualified institutional buyers. The fair value of the 2030 Convertible Notes of $556.0 million at March 31, 2026 was estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

2026 Convertible Notes

On May 13, 2021, the Company issued $460.0 million in aggregate principal amount of 2026 Convertible Notes in a private placement to certain qualified institutional buyers, resulting in net proceeds to the Company of approximately $447.8 million after deducting the initial purchasers' discounts and offering expenses paid by the Company. The 2026 Convertible Notes bear interest at a coupon rate of 1.125 percent per annum, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. The 2026 Convertible Notes will mature on May 15, 2026, unless earlier converted, redeemed, or repurchased, in accordance with their terms.

As of March 31, 2026, the conversion rate of the 2026 Convertible Notes was 6.3691 shares of the Company's common stock per $1,000 principal amount of the 2026 Convertible Notes. The conversion rate of the 2026 Convertible Notes is subject to further adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the 2026 Notes Indenture) or upon a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 2026 Convertible Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

The 2026 Convertible Notes are not registered securities nor listed on any securities exchange but may be actively traded by qualified institutional buyers. The fair value of the 2026 Convertible Notes of $91.6 million at March 31, 2026 was estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

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

9.    LEASES

The Company leases certain manufacturing and warehouse facilities, administrative office space, semi-tractors, trailers, forklifts, and other equipment through operating leases with unrelated third parties. The components of lease expense were as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Operating lease expense	$19,310	$16,570
Short-term lease expense	748	834
Variable lease expense	1,376	916
Total lease expense	$21,434	$18,320

10.    COMMITMENTS AND CONTINGENCIES

Holdback Payments and Contingent Consideration

From time to time, the Company finances a portion of its business combinations with deferred acquisition payments ("holdback payments") and/or contingent earnout provisions. Holdback payments are accrued at their discounted present value. As required, the liability for contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods. Holdback payment and contingent consideration balances were not material at March 31, 2026.

Product Recalls

From time to time, the Company cooperates with, and assists its customers on, their product recalls and inquiries, and occasionally receives inquiries directly from the National Highway Traffic Safety Administration regarding reported incidents involving the Company’s products. As a result, the Company has incurred expenses associated with product recalls from time to time and may incur expenditures for future investigations or product recalls. Product recall reserves were not material at March 31, 2026.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Environmental

The Company's operations are subject to certain complex Federal, state, and local regulatory requirements governing the use, storage, handling, discharge, transport, and disposal of hazardous materials during the manufacturing processes. Although the Company believes its operations have been consistent with prevailing industry standards and are in substantial compliance with applicable environmental laws and regulations, one or more of the Company’s current or former operating sites, or adjacent sites owned by third-parties, have been affected, and may in the future be affected, by releases of hazardous materials. As a result, the Company may incur expenditures for future investigation and remediation of these sites, including in conjunction with voluntary remediation programs or third-party claims. Environmental reserves were not material at March 31, 2026.

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of March 31, 2026, would not be material to the Company's financial position or results of operations.

11.    STOCKHOLDERS' EQUITY

The following table summarizes information about shares of the Company's common stock at:

	March 31,	December 31,
(In thousands)	2026	2025
Common stock authorized	75,000	75,000
Common stock issued	28,992	28,906
Treasury stock	4,707	4,707
Common stock outstanding	24,285	24,199

The table below summarizes the regular quarterly dividends declared and paid during the periods ended March 31, 2026 and December 31, 2025:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2025	$1.15	03/07/25	03/21/25	$29,352
Second Quarter 2025	1.15	05/30/25	06/13/25	29,036
Third Quarter 2025	1.15	08/29/25	09/12/25	27,827
Fourth Quarter 2025	1.15	11/28/25	12/12/25	27,828
Total 2025	$4.60			$114,043

First Quarter 2026	$1.15	03/13/26	03/27/26	$27,927

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

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2025	324,450	$110.79
Issued	234	122.98
Granted	111,534	133.20
Dividend equivalents	2,864	121.35
Forfeited	(8,032)	114.35
Vested	(135,998)	114.14
Outstanding at March 31, 2026	295,052	$117.62

Performance Stock Units

The 2018 Plan provides for performance stock units ("PSUs") that vest at a specific future date based on achievement of specified performance conditions. Transactions in PSUs under the 2018 Plan are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2025	251,016	$114.55
Granted	53,193	133.20
Dividend equivalents	1,913	121.35
Forfeited	(102,486)	114.19
Outstanding at March 31, 2026	203,636	$119.65

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
In May 2025, the Company's Board of Directors authorized a new stock repurchase program (the "2025 Share Repurchase Program") for the purchase of up to $300.0 million of the Company's common stock over a three-year period ending on May 15, 2028. The timing of stock repurchases, and the number of shares, will depend upon market conditions and other factors. Share repurchases, if any, will be made in privately negotiated and/or open market transactions, such as in compliance with Rule 10b-18 of the Securities Act of 1934, as amended (the "Exchange Act"), and/or pursuant to a trading plan in accordance with Rule 10b5-1 of the Exchange Act, or a combination of methods. The stock repurchase program may be modified, suspended, or terminated at any time by the Board of Directors. No shares were repurchased during the three months ended March 31, 2026. As of March 31, 2026, there was $200.0 million remaining for the repurchase of shares under the 2025 Share Repurchase Program.

12.    SEGMENT REPORTING

    The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The OEM Segment, which accounted for 78 percent and 79 percent of consolidated net sales for the three months ended March 31, 2026 and 2025, respectively, manufactures and distributes a broad array of highly engineered components for the leading OEMs in the recreation and transportation markets, consisting of RVs and adjacent industries, including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing. Approximately 52 percent of the Company's OEM Segment net sales for the three months ended March 31, 2026 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 22 percent and 21 percent of consolidated net sales for the three months ended March 31, 2026 and 2025, respectively, supplies engineered components to the related aftermarket channels of the recreation and transportation markets, primarily to retail dealers, wholesale distributors, and service centers, as well as direct-to-consumer sales through online platforms. The Aftermarket Segment also includes biminis, covers, buoys, and fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, tankless water heaters, and the sale of replacement glass and awnings to fulfill insurance claims.

The Company's chief operating decision maker ("CODM") is its President and Chief Executive Officer. The decisions concerning the allocation of the Company's resources are made by the CODM with oversight by the Board of Directors. The CODM evaluates the performance of each segment and makes decisions concerning the allocation of resources based upon segment operating profit, generally defined as income before interest expense and income taxes. Segment assets are not reviewed by the CODM and therefore are not disclosed below. Management of debt is a corporate function. The accounting policies of the OEM and Aftermarket Segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

The following tables present the Company's revenues disaggregated by segment and geography based on the billing address of the Company's customers:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$437,335	$4,671	$442,006	$466,353	$4,841	$471,194
Motorhomes	40,769	27,069	67,838	36,189	23,419	59,608
Adjacent Industries OEMs	293,271	49,699	342,970	245,531	47,222	292,753
Total OEM Segment net sales	771,375	81,439	852,814	748,073	75,482	823,555
Aftermarket Segment:
Total Aftermarket Segment net sales	215,432	22,271	237,703	199,723	22,312	222,035
Total net sales	$986,807	$103,710	$1,090,517	$947,796	$97,794	$1,045,590
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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Corporate expenses are allocated between the segments based upon net sales. Accretion related to contingent consideration and other non-segment items are included in the segment to which they relate. Information relating to segments follows:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(In thousands)	OEM	Aftermarket	Total	OEM	Aftermarket	Total
Net sales to external customers	$852,814	$237,703	$1,090,517	$823,555	$222,035	$1,045,590
Cost of sales	658,389	158,463	816,852	646,480	147,361	793,841
Gross profit	194,425	79,240	273,665	177,075	74,674	251,749
Selling, general and administrative expenses	117,921	60,585	178,506	115,102	55,330	170,432
Operating profit	$76,504	$18,655	$95,159	$61,973	$19,344	$81,317

The following table presents the Company's revenue disaggregated by product:

	Three Months Ended March 31,
(In thousands)	2026	2025
OEM Segment:
Chassis, chassis parts, and slide-out mechanisms	$237,961	$242,920
Windows and doors	235,559	229,521
Furniture and mattresses	136,757	113,180
Axles, ABS, and suspension solutions	83,916	88,610
Appliances	79,407	77,650
Other	79,214	71,674
Total OEM Segment net sales	852,814	823,555
Total Aftermarket Segment net sales	237,703	222,035
Total net sales	$1,090,517	$1,045,590

LCI INDUSTRIES
ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of Part I of this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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
Our diverse portfolio of innovative and high-quality products includes:
•Chassis and Suspension Solutions: Steel chassis, axles, anti-lock braking systems ("ABS"), and suspension systems
•Furniture Solutions: Furniture for RV, marine and other markets, and mattresses
•Window and Glass Solutions: Vinyl, aluminum, and frameless windows, and windshields
•Appliance and Kitchen Solutions: Air conditioners, tankless water heaters, appliances, electronic components, televisions, and thermoformed bath and kitchen products
•Towing and Truck Accessories: Hitches, pin boxes, grill guards, towing electrical, and towing and truck accessories
•Doors, Steps, and Awnings: Entry, luggage, patio, and ramp doors, electric and manual entry steps, and awnings
•Leveling, Stabilization, and Slide-outs: Stabilizer/leveling systems (manual, electric, and hydraulic), and slide-out solutions
At March 31, 2026, we operated over 100 manufacturing facilities located throughout North America and Europe, supporting key industries such as recreational vehicles ("RVs"), transportation, marine, and housing. Our core manufacturing competencies include:

•Metal fabrication and welding	•Glass fabrication
•Furniture manufacturing	•Electronics
•Lamination	•Power & motion systems
•E-Coating and powder coating	•Plastics Forming
•Appliances
We operate in two primary segments: OEM and Aftermarket. Together, these segments leverage our manufacturing competencies, leadership expertise, customer relationships, and market insights to drive efficiencies and innovation that enable us to maintain a leading position in the RV market while continuing to expand in adjacent industries and aftermarket channels. Intersegment sales are insignificant. See Note 12 of the Notes to Condensed Consolidated Financial Statements for further information regarding our segments.
OEM Segment: Our OEM Segment services leading OEMs in RV, transportation, marine, and housing markets. Our strategically located manufacturing and distribution facilities across North America and Europe provide efficient service to OEMs. Key markets served by our OEM Segment include RVs and Adjacent Industries.
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
In the first three months of 2026 compared to the same period in 2025, Recreation Vehicle Industry Association ("RVIA") data shows United States wholesale shipments of travel trailer and fifth-wheel RVs, the Company's primary market, decreased 15 percent to 73,400 units. Retail demand for travel trailer and fifth-wheel RVs decreased 17 percent to 52,200 units in the first three months of 2026 compared to the same period in 2025. Retail registration data is often revised upward in subsequent months due to reporting delays.
While we track our OEM Segment RV sales against wholesale shipment statistics, the health of the RV industry is ultimately determined by retail demand. The table below highlights trends in wholesale shipments, retail sales, and dealer inventory adjustments for travel trailers and fifth-wheel RVs, as reported by Statistical Surveys, Inc. ("Statistical Surveys").

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended March 31, 2026	73,400	(15)%	52,200	(17)%	21,200
Quarter ended December 31, 2025	64,700	(4)%	52,200	(6)%	12,500
Quarter ended September 30, 2025	65,700	(4)%	90,700	3%	(25,000)
Quarter ended June 30, 2025	81,400	(1)%	100,700	2%	(19,300)
Twelve months ended March 31, 2026	285,200	(6)%	295,800	(3)%	(10,600)

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended March 31, 2025	86,400	18%	62,700	(4)%	23,700
Quarter ended December 31, 2024	67,700	7%	55,400	3%	12,300
Quarter ended September 30, 2024	68,500	11%	87,800	(5)%	(19,300)
Quarter ended June 30, 2024	82,000	15%	99,100	(9)%	(17,100)
Twelve months ended March 31, 2025	304,600	13%	305,000	(5)%	(400)

In the first three months of 2026 compared to the same period in 2025, RVIA data showed wholesale shipments of motorhome RVs increased 15 percent to 10,700 units. Retail demand for motorhome RVs decreased 24 percent to 6,800 units in the first three months of 2026 compared to the same period of 2025. Retail demand has declined from post-pandemic elevated levels, primarily driven by inflation and higher interest rates impacting retail consumer discretionary spending.

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

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
RESULTS OF OPERATIONS

Consolidated Highlights

•Consolidated net sales in the first quarter of 2026 were $1.1 billion, an increase of 4.3 percent, from $1.0 billion in the same period of 2025. The increase was primarily due to sales price increases to cover higher material costs, sales from acquired businesses, North American RV sales driven by recent innovations, and an increased mix of higher content fifth-wheel units, partially offset by lower North American RV wholesale shipments. Net sales from acquisitions completed in the twelve months ended March 31, 2026 contributed approximately $46.8 million in the first quarter of 2026.
•Net income for the first quarter of 2026 was $62.9 million, or $2.53 per diluted share, compared to net income of $49.4 million, or $1.94 per diluted share, for the same period of 2025.
•Consolidated operating profit during the first quarter of 2026 was $95.2 million, compared to $81.3 million in the same period of 2025. Operating profit margin was 8.7 percent in the first quarter of 2026 compared to 7.8 percent in the same period of 2025. The increase was primarily due to reduced costs as a result of materials sourcing strategies and the benefits of other cost improvement actions, such as the footprint optimizations.
•In the first quarter of 2026, we paid a quarterly dividend of $1.15 per share, aggregating to $27.9 million.

OEM Segment - First Quarter

Net sales of the OEM Segment in the first quarter of 2026 increased by $29.3 million, compared to the same period of 2025. Net sales of components to OEMs were to the following markets for the three months ended March 31:

(In thousands)	2026	2025	Change
RV OEMs:
Travel trailers and fifth-wheels	$442,006	$471,194	(6)%
Motorhomes	67,838	59,608	14%
Adjacent Industries OEMs	342,970	292,753	17%
Total OEM Segment net sales	$852,814	$823,555	4%

According to the RVIA, industry-wide wholesale shipments for the three months ended March 31 were:

	2026	2025	Change
Travel trailers and fifth-wheels	73,400	86,400	(15)%
Motorhomes	10,700	9,300	15%

The trend in our average product content per RV produced is an indicator of our continued engagement with our RV OEM customers. Our average product content per type of RV, calculated based upon our net sales of components to domestic RV OEMs for the different types of RVs produced for the twelve months ended March 31, divided by the industry-wide wholesale shipments of the different product mix of RVs for the same period, was:

Content per:	2026	2025	Change
Travel trailer and fifth-wheel	$5,826	$5,164	13%
Motorhome	$3,970	$3,750	6%

Our average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by changes in selling prices for our products, product innovations, changes in unit mix, and acquisitions. For the twelve months ended March 31, 2026, travel trailer and fifth-wheel RV content increased 12.8 percent year-over year due to sales price increases to cover higher material costs, an increase in RV mix toward higher content fifth-wheel units, and recent innovations, partially offset by shipments exceeding units produced.

Our decrease in net sales to RV OEMs during the first quarter of 2026 was primarily due to a decrease in North American travel trailer and fifth-wheel shipments, partially offset by sales price increases to cover higher material costs, an increase in RV sales mix toward higher content fifth-wheel units, an increase in North American motorhome RV unit shipments, and recent innovations.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Our increase in net sales to OEMs in Adjacent Industries during the first quarter of 2026 was primarily due to sales from acquired businesses and higher sales to North American marine OEMs.

Operating profit of the OEM Segment was $76.5 million in the first quarter of 2026, an increase of $14.5 million compared to the same period of 2025. The operating profit margin of the OEM Segment increased to 9.0 percent in the first quarter of 2026, compared to 7.5 percent for the same period of 2025, and was positively impacted by:
•Increases in selling prices for targeted products to cover increased material costs, which positively impacted operating profit by $31.6 million compared to the same period in 2025.
•Increases in selling prices contractually tied to indices of select commodities, which positively impacted operating profit by $16.7 million compared to the same period in 2025.
•Cost improvement actions, such as footprint optimizations, increased operating profit by $6.7 million compared to the same period in 2025.
•Reduced costs as a result of materials sourcing strategies, which increased operating profit by $6.4 million compared to the same period in 2025.
•A favorable shift in sales mix, which positively impacted operating profit by $4.3 million compared to the same period in 2025.
Partially offset by:
•Higher material costs related to tariffs and higher steel and aluminum costs, partially offset by a reduction in in-bound freight costs, which negatively impacted operating profit by $38.4 million compared to the same period in 2025.
•The impact of fixed costs spread over decreased production volumes, which decreased operating profit by $9.3 million related to fixed production overhead costs and $4.2 million related to fixed selling, general, and administrative costs.
Amortization expense on intangible assets for the OEM Segment was $9.4 million in the first quarter of 2026, compared to $9.1 million in the same period of 2025. Depreciation expense on fixed assets for the OEM Segment was $11.3 million in the first quarter of 2026, compared to $12.3 million in the same period of 2025.

Aftermarket Segment - First Quarter

Net sales of the Aftermarket Segment in the first quarter of 2026 increased by $15.7 million, compared to the same period of 2025. Net sales of components in the Aftermarket Segment were as follows for the three months ended March 31:

(In thousands)	2026	2025	Change
Total Aftermarket Segment net sales	$237,703	$222,035	7%

Our net sales of the Aftermarket Segment for the first quarter of 2026 increased compared to the same period in 2025, primarily driven by price increases to cover higher material costs and acquisitions, partially offset by volume decreases in the automotive and marine aftermarkets.

Operating profit of the Aftermarket Segment was $18.7 million in the first quarter of 2026, a decrease of $0.7 million compared to the same period of 2025. The operating profit margin of the Aftermarket Segment was 7.8 percent in the first quarter of 2026, compared to 8.7 percent in the same period in 2025, and was negatively impacted by:
•Higher material costs related to tariffs and higher steel costs, partially offset by a reduction in in-bound freight costs, which negatively impacted operating profit by $11.2 million compared to the same period in 2025.
•Investments in capacity and distribution to support continued growth in the Aftermarket Segment, which negatively impacted operating profit by $5.6 million compared to the same period in 2025.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Partially offset by:
•Increases in selling prices for targeted products primarily to cover increased material costs, which positively impacted operating profit by $11.6 million compared to the same period in 2025.
•Reduced costs as a result of materials sourcing strategies, which increased operating profit by $1.8 million compared to the same period in 2025.
•A favorable shift in sales mix, which positively impacted operating profit by $1.5 million compared to the same period in 2025.
Amortization expense on intangible assets for the Aftermarket Segment was $4.0 million in the first quarter of 2026, compared to $3.8 million in the same period of 2025. Depreciation expense on fixed assets for the Aftermarket Segment was $5.1 million in the first quarter of 2026, compared to $4.3 million in the same period of 2025.

Interest Expense

Interest expense, net was $9.9 million for the three months ended March 31, 2026, compared to $6.0 million in the same period of 2025. The increase in net interest expense was primarily due to interest on the 2030 Convertible Notes and increased principal borrowed on our Term Loans (as defined in Note 8 of the Notes to Condensed Consolidated Financial Statements) following our refinancing in March 2025.

See Note 8 of the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

Loss on Extinguishment of Debt

In the three months ended March 31, 2025, we recorded an $8.1 million loss on extinguishment of debt, consisting of $6.2 million in connection with the repurchase of a portion of our 2026 Convertible Notes and $1.9 million related to the repayment of our previous term loan. No loss on extinguishment of debt was recorded for the three months ended March 31, 2026.

Income Taxes

The effective income tax rate for the three months ended March 31, 2026 and 2025 was 26.2 percent and 26.5 percent, respectively. The effective tax rate for the three months ended March 31, 2026 differed from the Federal statutory rate primarily due to state taxes, foreign taxes, and non-deductible expenses, partially offset by Federal and Indiana research and development credits. The decrease in the effective tax rate for the three months ended March 31, 2026 as compared to the same period in 2025 was primarily due to the recognition of excess tax benefits on stock-based compensation.

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

As of March 31, 2026, we had $142.2 million in cash and cash equivalents, and $595.2 million of availability under our revolving credit facility under the Credit Agreement. We also have the ability to request an increase to the revolving and/or incremental term loan facilities by up to an additional $371.0 million in the aggregate upon approval of the lenders providing any such increase and the satisfaction of certain other conditions. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

We believe the availability under the revolving credit facility under the Credit Agreement, along with our cash flows from operations, are adequate to finance our anticipated cash requirements for the next twelve months.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Condensed Consolidated Statements of Cash Flows reflect the following for the three months ended March 31:

(In thousands)	2026	2025
Net cash flows (used in) provided by operating activities	$(33,459)	$42,718
Net cash flows used in investing activities	(9,599)	(42,040)
Net cash flows (used in) provided by financing activities	(35,550)	66,871
Effect of exchange rate changes on cash and cash equivalents	(1,770)	(2,062)
Net (decrease) increase in cash and cash equivalents	$(80,378)	$65,487

Cash Flows from Operating Activities
Net cash flows used in operating activities were $33.5 million in the first three months of 2026, compared to cash provided by operating activities of $42.7 million in the first three months of 2025. The change in net cash flows used in operating activities was primarily due to the net change in assets and liabilities, which used $83.6 million more cash in the first three months of 2026 compared to the same period in 2025. The net change in assets and liabilities was partially offset by an increase in net income of $13.5 million. The primary use of cash in net assets was the increase of $134.5 million in accounts receivable due to seasonally higher sales in the first three months of 2026. Also driving the use of cash was the increase of $27.3 million in inventories, as inventory levels were replenished for the upcoming selling season, partially offset by an increase in accounts payable, trade.
Depreciation and amortization was $29.8 million in the first three months of 2026, and is expected to be approximately $115 to $125 million for the full year 2026. Non-cash stock-based compensation expense in the first three months of 2026 was $5.3 million. Non-cash stock-based compensation expense is expected to be approximately $24 to $27 million for the full year 2026.

Cash Flows from Investing Activities
Cash flows used in investing activities of $9.6 million in the first three months of 2026 were primarily comprised of $9.7 million for capital expenditures. Cash flows used in investing activities of $42.0 million in the first three months of 2025 were primarily comprised of $29.6 million for the acquisition of a business and $9.0 million for capital expenditures.
Our capital expenditures are primarily for replacement and growth. Over the long term, based on our historical capital expenditures, the replacement portion has averaged approximately one to two percent of net sales, while the growth portion has averaged approximately two to three percent of net sales. However, there are many factors that can impact the actual spending compared to these historical averages. We estimate full year 2026 capital expenditures of $55 to $75 million, including investments in automation and lean projects, which we expect to fund with cash flows from operations or periodic borrowings under the revolving credit facility.
Capital expenditures in the first three months of 2026 were funded by cash on hand. Capital expenditures and any acquisitions in the remainder of fiscal year 2026 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under our revolving credit facility.

Cash Flows from Financing Activities
Cash flows used in financing activities of $35.6 million in the first three months of 2026 were primarily comprised of payments of quarterly dividends of $27.9 million, cash outflows of $6.6 million related to the vesting of stock-based awards, net of shares tendered for payment of taxes, and net debt repayments of $1.0 million under our Term Loans.
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

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
•net proceeds of $1.4 million from the termination of a portion of our 2026 Warrants and 2026 Convertible Note Hedge Transactions,
Partially offset by:
•payments of $368.9 million for the repurchase of a portion of our 2026 Convertible Notes,
•debt repayments of $299.4 million under our revolving credit facility, Term Loan, and other borrowings,
•payments of $67.6 million for the purchase of convertible note hedge contracts,
•payments of quarterly dividends of $29.4 million,
•payments for the repurchase of common stock of $28.3 million,
•cash outflows of $4.8 million related to the vesting of stock-based awards, net of shares tendered for payment of taxes, and
•payments of debt issuance costs of $3.1 million.
The Credit Agreement includes both financial and non-financial covenants. The covenants dictate we shall not permit our net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At March 31, 2026, we were in compliance with all financial covenants.
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
In May 2025, our Board of Directors authorized a new stock repurchase program (the "2025 Share Repurchase Program") for the purchase of up to $300.0 million of our common stock over a three-year period ending on May 15, 2028. No shares were repurchased during the three months ended March 31, 2026. As of March 31, 2026, there was $200.0 million remaining for the repurchase of shares under the 2025 Share Repurchase Program.

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

RAW MATERIALS INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by us which are made from these raw materials, are influenced by demand and other factors specific to these commodities, including tariffs for

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
materials sourced internationally. The prices for steel and aluminum consumed in certain of our manufactured components were higher during the first three months of 2026 compared to the same period of 2025. Prices of these commodities have historically been volatile and there can be no assurances of future prices. Please see "Results of Operations" above for additional information regarding the impact of raw material costs, including related to tariffs, on our results of operations for the first three months of 2026.

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

For a discussion of our critical accounting estimates, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting estimates as described in that Annual Report.

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

Forward-looking statements, including, without limitation, those relating to the Company's production levels, future business prospects, net sales, expenses and income (loss), capital expenditures, tax rate, cash flow, financial condition, liquidity, covenant compliance, retail and wholesale demand, integration of acquisitions, R&D investments, commodity prices, addressable markets, and industry trends, whenever they occur in this Form 10-Q, are necessarily estimates reflecting the best judgment of the Company's senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, the impacts of costs and availability of, and tariffs on, raw materials (particularly steel and aluminum) and other components, future pandemics, geopolitical tensions, armed conflicts, or natural disasters on the global economy and on the Company's customers, suppliers, team members, business and cash flows, pricing pressures due to domestic and foreign competition, seasonality and cyclicality in the industries to which we sell our products, availability of credit for financing the retail and wholesale purchase of products for which we sell our components, inventory levels of retail dealers and manufacturers, availability of transportation for products for which we sell our components, the financial condition of our customers, the financial condition of retail dealers of products for which we sell our components, retention and concentration of significant customers, the costs, pace of, and successful integration of acquisitions and other growth initiatives, availability and costs of production facilities and labor, team member benefits, team member retention, realization and impact of expansion plans, efficiency improvements and cost reductions, the disruption of business resulting from natural disasters or other unforeseen events, the successful entry into new markets, the costs of compliance with environmental laws, laws of foreign jurisdictions in which we operate, other operational and financial risks related to conducting business internationally, and increased governmental regulation and oversight, information technology performance and security, the ability to protect intellectual property, warranty and product liability claims or product recalls, interest rates, oil and gasoline prices, and availability, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which we sell our components, and other risks and uncertainties discussed more fully under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, and in the Company's subsequent filings with the SEC, including the Company's Quarterly Reports on Form 10-Q. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
the date the forward-looking statements are made, except as required by law.

LCI INDUSTRIES
ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in short-term interest rates on our variable rate debt. Depending on the interest rate option selected as further described in Note 8 of the Notes to Condensed Consolidated Financial Statements, interest is charged based on an indexed rate plus an applicable margin. Assuming a hypothetical increase of 0.25 percent in the indexed interest rate (which approximates a six percent increase of the weighted-average interest rate on our borrowings as of March 31, 2026), our results of operations would not be materially affected.
We are also exposed to changes in the prices of raw materials, specifically steel and aluminum. We have, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in steel and aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. We had no outstanding derivative instruments on commodities at March 31, 2026 and December 31, 2025.
We have historically been able to obtain sales price increases to partially offset the majority of raw material cost increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases. Our tariff mitigation strategy of diversifying our supply chain, with help from our vendors and other sourcing strategies, enabled us to minimize the impact of pricing to our customers as well as support profitability in the first quarter of 2026.
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
As of the end of the period covered by this Form 10-Q, we performed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
b.Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LCI INDUSTRIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, we are subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided for in the Condensed Consolidated Balance Sheet as of March 31, 2026, would not be material to our financial position or results of operations.

ITEM 1A – RISK FACTORS

There have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the SEC on February 26, 2026.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5 - OTHER INFORMATION

On February 27, 2026, Jason Lippert, our Chief Executive Officer and a member of our board of directors, entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. The trading arrangement will terminate on the earlier of February 15, 2027 or the date all shares are sold thereunder. An aggregate of up to 50,000 shares may be sold pursuant to the trading arrangement.

On February 27, 2026, Jamie Schnur, our Group President of Aftermarket and Technology, entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act. The trading arrangement will terminate on the earlier of February 15, 2027 or the date all shares are sold thereunder. An aggregate of up to 12,500 shares may be sold pursuant to the trading arrangement.

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
The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements; and (vii) information in Part II, Item 5.

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
May 5, 2026