Form 10-Q
period 2026-06-30
LCI INDUSTRIES
filed 2026-08-05
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (July 31, 2026) was 24,311,507 shares of common stock.

LCI INDUSTRIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(In thousands, except per share amounts)

Net sales	$968,675	$1,107,250	$2,059,192	$2,152,840
Cost of sales	667,531	837,229	1,484,383	1,631,070
Gross profit	301,144	270,021	574,809	521,770
Warehouse and transportation	61,342	54,235	117,224	104,090
Selling, general and administrative expenses	143,842	127,982	266,466	248,559
Operating profit	95,960	87,804	191,119	169,121
Interest expense, net	6,319	9,689	16,232	15,680
Loss on extinguishment of debt	—	—	—	8,053
Gain on sale of real estate	(554)	—	(554)	—
Income before income taxes	90,195	78,115	175,441	145,388
Provision for income taxes	23,054	20,480	45,353	38,315
Net income	$67,141	$57,635	$130,088	$107,073

Net income per common share:
Basic	$2.76	$2.29	$5.36	$4.23
Diluted	$2.75	$2.29	$5.29	$4.23

Weighted average common shares outstanding:
Basic	24,314	25,157	24,274	25,297
Diluted	24,392	25,157	24,571	25,297

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(In thousands)

Net income	$67,141	$57,635	$130,088	$107,073
Other comprehensive income (loss):
Net foreign currency translation adjustment	(1,585)	22,268	(8,898)	32,697
Total comprehensive income	$65,556	$79,903	$121,190	$139,770

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2026	2025
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$216,512	$222,615
Accounts receivable, net of allowances of $11,625 and $6,828 at June 30, 2026 and December 31, 2025, respectively	383,004	243,425
Inventories, net	768,976	809,094
Prepaid expenses and other current assets	116,232	74,552
Total current assets	1,484,724	1,349,686
Fixed assets, net	414,775	428,031
Goodwill	619,125	622,183
Other intangible assets, net	372,869	402,568
Operating lease right-of-use assets	275,225	272,995
Other long-term assets	101,184	100,524
Total assets	$3,267,902	$3,175,987

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term indebtedness	$3,658	$3,683
Accounts payable, trade	208,855	202,257
Current portion of operating lease obligations	45,233	44,174
Accrued expenses and other current liabilities	339,504	223,253
Total current liabilities	597,250	473,367
Long-term indebtedness	848,932	941,502
Operating lease obligations	248,358	246,047
Deferred taxes	27,820	27,495
Other long-term liabilities	113,790	126,743
Total liabilities	1,836,150	1,815,154
Stockholders' equity
Common stock, par value $.01 per share	290	289
Paid-in capital	261,845	255,118
Retained earnings	1,352,746	1,279,657
Accumulated other comprehensive income	28,784	37,682
Stockholders' equity before treasury stock	1,643,665	1,572,746
Treasury stock, at cost	(211,913)	(211,913)
Total stockholders' equity	1,431,752	1,360,833
Total liabilities and stockholders' equity	$3,267,902	$3,175,987

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$130,088	$107,073
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	60,656	59,865
Stock-based compensation expense	12,303	10,949
Loss on extinguishment of debt	—	8,053
Gain on sale of real estate	(554)	—
Other non-cash items	901	6,514
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(140,583)	(168,012)
Inventories, net	38,774	62,977
Prepaid expenses and other assets	(43,906)	(4,899)
Accounts payable, trade	8,698	33,012
Accrued expenses and other liabilities	103,841	39,405
Net cash flows provided by operating activities	170,218	154,937
Cash flows from investing activities:
Capital expenditures	(28,432)	(21,774)
Acquisition of businesses	—	(98,187)
Proceeds from sale of real estate	2,156	—
Other investing activities	3,159	(3,389)
Net cash flows used in investing activities	(23,117)	(123,350)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(6,695)	(4,858)
Repayments under revolving credit facility	—	(19,261)
Proceeds from term loan borrowings	—	391,000
Repayments under term loan and other borrowings	(2,222)	(281,525)
Proceeds from issuance of convertible notes	—	448,500
Repurchase of convertible notes	(92,000)	(368,920)
Purchases of convertible note hedge contracts	—	(67,574)
Proceeds from issuance of warrants concurrent with note hedge contracts	—	27,600
Partial unwind of convertible note hedge and warrants	—	1,378
Payment of debt issuance costs	—	(4,821)
Payment of dividends	(55,879)	(58,388)
Repurchases of common stock	—	(66,338)
Other financing activities	—	(895)
Net cash flows used in financing activities	(156,796)	(4,102)
Effect of exchange rate changes on cash and cash equivalents	3,592	(1,310)
Net (decrease) increase in cash and cash equivalents	(6,103)	26,175
Cash and cash equivalents at beginning of period	222,615	165,756
Cash and cash equivalents at end of period	$216,512	$191,931

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
(In thousands)	2026	2025
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19,945	$15,342
Income taxes	$44,930	$24,676
Non-cash investing and financing activities:
Purchase of property and equipment in accrued expenses	$510	$168

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2024	$288	$257,486	$1,208,096	$3,232	$(82,216)	$1,386,886
Net income	—	—	49,438	—	—	49,438
Issuance of 82,153 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(4,814)	—	—	—	(4,813)
Stock-based compensation expense	—	4,933	—	—	—	4,933
Purchase of convertible note hedge contracts, net of tax	—	(51,382)	—	—	—	(51,382)
Issuance of warrants	—	27,600	—	—	—	27,600
Partial unwind of convertible note hedge and warrants	—	1,378	—	—	—	1,378
Repurchase of 308,898 shares of common stock, including excise tax	—	—	—	—	(28,404)	(28,404)
Other comprehensive income	—	—	—	10,429	—	10,429
Cash dividends ($1.15 per share)	—	—	(29,352)	—	—	(29,352)
Dividend equivalents on stock-based awards	—	655	(655)	—	—	—
Balance - March 31, 2025	$289	$235,856	$1,227,527	$13,661	$(110,620)	$1,366,713
Net income	—	—	57,635	—	—	57,635
Issuance of 14,065 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	—	(45)	—	—	—	(45)
Stock-based compensation expense	—	6,016	—	—	—	6,016
Repurchase of 424,132 shares of common stock, including excise tax	—	—	—	—	(38,451)	(38,451)
Other comprehensive income	—	—	—	22,268	—	22,268
Cash dividends ($1.15 per share)	—	—	(29,036)	—	—	(29,036)
Dividend equivalents on stock-based awards	—	663	(663)	—	—	—
Balance - June 30, 2025	$289	$242,490	$1,255,463	$35,929	$(149,071)	$1,385,100

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2025	$289	$255,118	$1,279,657	$37,682	$(211,913)	$1,360,833
Net income	—	—	62,947	—	—	62,947
Issuance of 85,540 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(6,626)	—	—	—	(6,625)
Stock-based compensation expense	—	5,300	—	—	—	5,300
Other comprehensive loss	—	—	—	(7,313)	—	(7,313)
Cash dividends ($1.15 per share)	—	—	(27,927)	—	—	(27,927)
Dividend equivalents on stock-based awards	—	569	(569)	—	—	—
Balance - March 31, 2026	$290	$254,361	$1,314,108	$30,369	$(211,913)	$1,387,215
Net income	—	—	67,141	—	—	67,141
Issuance of 27,204 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	—	(70)	—	—	—	(70)
Stock-based compensation expense	—	7,003	—	—	—	7,003
Other comprehensive loss	—	—	—	(1,585)	—	(1,585)
Cash dividends ($1.15 per share)	—	—	(27,952)	—	—	(27,952)
Dividend equivalents on stock-based awards	—	551	(551)	—	—	—
Balance - June 30, 2026	$290	$261,845	$1,352,746	$28,784	$(211,913)	$1,431,752

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

LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI," or "Lippert"), is a global leader in supplying engineered components to the outdoor recreation, transportation, marine, and housing industries. In addition to serving original equipment manufacturers ("OEMs"), the Company also caters to aftermarket needs, selling through retail dealers, wholesale distributors, and service centers, as well as direct-to-consumer sales through online platforms. At June 30, 2026, the Company operated over 100 manufacturing facilities located throughout North America and Europe.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to product returns, sales and purchase rebates, accounts receivable, inventories, goodwill and other intangible assets, net assets of acquired businesses, income taxes, warranty and product recall obligations, self-insurance obligations, tariff refund receivables and the related pass-through to customers, operating lease right-of-use assets and obligations, asset retirement obligations, long-lived assets, pension and post-retirement benefits, stock-based compensation, segment allocations, contingent consideration, environmental liabilities, contingencies, and litigation. The Company bases its estimates on historical experience, other available information, and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other resources. Actual results and events could differ significantly from management estimates.

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

Tariff Refunds

In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act ("IEEPA Tariffs") were not lawful. In March 2026, the Court of International Trade (“CIT”) ordered U.S. Customs and Border Protection (“CBP”) to begin the refund process for importers subject to IEEPA Tariffs, and in April 2026, CBP established an online portal through which importers may submit refund requests. The Company expects to receive $119.3 million in refunds, which represents the amount of IEEPA Tariffs the Company determined it paid while such tariffs were in effect from February 2025 through February 2026.

The Company accounts for recoveries of previously incurred losses when realization is considered probable. The Company received $94.9 million of IEEPA Tariff refunds during each of the three and six months ended June 30, 2026. The Company also received $3.7 million of related interest income, which is included in interest expense, net in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2026. Based on the status of the refund process and information currently available, the Company determined that recovery of the remaining IEEPA Tariffs previously paid was probable and recorded a receivable of $24.4 million at June 30, 2026, which is included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet. The Company recognized $104.8 million of the total expected recovery as a reduction of cost of sales, reflecting the reversal of IEEPA Tariff costs previously recognized in connection with inventory sold to customers, and reduced the carrying value of inventory by $14.5 million for IEEPA Tariff costs included in inventory on hand.

The Company expects to pass through a portion of the IEEPA Tariff refunds received to certain customers. At June 30, 2026, the Company recorded a liability of $88.8 million, which is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet, and recorded a corresponding reduction to net sales during each of the three and six months ended June 30, 2026 related to IEEPA Tariff refunds expected to be passed through to customers.

The ultimate amount and timing of any remaining recovery and related payments to customers remain subject to uncertainty, including the outcome of the U.S. government’s appeal of the CIT order. Any changes in the estimated recovery or related customer pass-through obligations will be recognized in the period in which such changes are determined.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
interim periods. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.

3.    EARNINGS PER SHARE

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Weighted average shares outstanding for basic earnings per share	24,314	25,157	24,274	25,297
Common stock equivalents pertaining to stock-based awards	78	—	84	—
Dilutive effect of 2030 Convertible Notes	—	—	213	—
Weighted average shares outstanding for diluted earnings per share	24,392	25,157	24,571	25,297

Equity instruments excluded from diluted net earnings per share calculation as the effect would have been antidilutive	285	309	279	307

2030 Convertible Notes

For the Company's 3.000 percent convertible senior notes due 2030 (the "2030 Convertible Notes") issued in March 2025, the dilutive effect is calculated using the if-converted method. The Company is required, pursuant to the indenture governing the 2030 Convertible Notes, dated March 14, 2025, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (the "2030 Notes Indenture”), to settle the principal amount of the 2030 Convertible Notes in cash and may elect to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company’s common stock, or a combination thereof. Under the if-converted method, the Company includes the number of shares required to satisfy the conversion obligation, assuming all the 2030 Convertible Notes are converted. Because the average closing price of the Company’s common stock, which is used as the basis for determining the dilutive effect on earnings per share, for the three months ended June 30, 2026 was below the conversion price of $116.62, the associated shares were antidilutive for the period. For the six months ended June 30, 2026, the average closing price of the Company's common stock exceeded the conversion price; therefore, the associated shares were dilutive for the period.

In conjunction with the issuance of the 2030 Convertible Notes, the Company, in privately negotiated transactions with certain commercial banks (the “2030 Counterparties”), sold warrants to purchase 3.9 million shares of the Company’s common stock (the “2030 Warrants”). The 2030 Warrants have a strike price of $182.94 per share, subject to customary anti-dilution adjustments. For calculating the dilutive effect of the 2030 Warrants, the Company uses the treasury stock method, which assumes exercise of the 2030 Warrants at the beginning of the period, or at time of issuance if later, and issuance of shares of common stock upon exercise. Proceeds from the exercise of the 2030 Warrants are assumed to be used to repurchase shares of the Company’s common stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be received upon the exercise of the 2030 Warrants less the number of shares repurchased, are included in diluted shares. For each of the three and six months ended June 30, 2026, the average share price was below the Warrant strike price of $182.94 per share, and therefore 3.9 million shares were considered antidilutive.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
expire upon the maturity of the 2030 Convertible Notes, subject to earlier exercise or termination. Exercise of the 2030 Convertible Note Hedge Transactions would reduce the number of shares of the Company’s common stock outstanding, and therefore would be antidilutive.

2026 Convertible Notes

For the Company's 1.125 percent convertible senior notes due 2026 (the "2026 Convertible Notes") issued in May 2021, the dilutive effect is calculated using the if-converted method. Prior to maturity, the Company was required, pursuant to the indenture governing the 2026 Convertible Notes, dated May 13, 2021, by and between the Company and U.S. Bank National Association, as trustee (the "2026 Notes Indenture"), to settle the principal amount of the 2026 Convertible Notes in cash and could have elected to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company's common stock, or a combination thereof. Under the if-converted method, the Company includes the number of shares required to satisfy the conversion obligation, assuming all the 2026 Convertible Notes had been converted. Because the average closing price of the Company's common stock, which is used as the basis for determining the dilutive effect on earnings per share, for each of the three and six months ended June 30, 2026 was less than the adjusted conversion price of $157.01, all associated shares were antidilutive. The remaining outstanding principal balance of the 2026 Convertible Notes was paid in cash at maturity in May 2026, and no shares of the Company's common stock were issued upon maturity of the 2026 Convertible Notes.

In conjunction with the issuance of the 2026 Convertible Notes, the Company, in privately negotiated transactions with certain commercial banks (the "2026 Counterparties"), sold warrants to purchase 2.8 million shares of the Company's common stock (the "2026 Warrants"). The 2026 Warrants have a strike price of $245.41 per share, as adjusted for and subject to customary anti-dilution adjustments. For calculating the dilutive effect of the 2026 Warrants, the Company uses the treasury stock method, which assumes exercise of the 2026 Warrants at the beginning of the period, or at time of issuance if later, and issuance of shares of common stock upon exercise. Proceeds from the exercise of the 2026 Warrants are assumed to be used to repurchase shares of the Company's common stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be received upon the exercise of the 2026 Warrants less the number of shares repurchased, are included in diluted shares. Concurrently with the 2026 Convertible Note Repurchases (as defined below), we entered into agreements to terminate a proportionate amount of the 2026 Warrants, which resulted in a reduction of the number of shares of common stock underlying the 2026 Warrants to an aggregate of 0.6 million shares of common stock. The remaining 2026 Warrants are scheduled to expire on August 15, 2026. For each of the three and six months ended June 30, 2026, the average share price was below the 2026 Warrant adjusted strike price of $245.41 per share, and therefore 0.6 million shares were considered antidilutive.

In connection with the issuance of the 2026 Convertible Notes, the Company entered into privately negotiated call option contracts on the Company's common stock (the "2026 Convertible Note Hedge Transactions") with the 2026 Counterparties. The Company paid an aggregate amount of $100.1 million to the 2026 Counterparties pursuant to the 2026 Convertible Note Hedge Transactions. The 2026 Convertible Note Hedge Transactions initially covered, subject to anti-dilution adjustments substantially similar to those in the 2026 Convertible Notes, approximately 2.8 million shares of the Company's common stock, the same number of shares initially underlying the 2026 Convertible Notes, at an initial strike price of approximately $165.65, subject to customary anti-dilution adjustments. The 2026 Convertible Note Hedge Transactions will expire upon the maturity of the 2026 Convertible Notes, subject to earlier exercise or termination. Concurrently with the 2026 Convertible Note Repurchases, we entered into agreements to terminate a proportionate amount of the 2026 Convertible Note Hedge Transactions, which resulted in a reduction of the number of shares of common stock underlying the 2026 Convertible Note Hedge Transactions to an aggregate of 0.6 million shares of common stock. The remaining 2026 Convertible Note Hedge Transactions expired unexercised upon the maturity of the 2026 Convertible Notes in May 2026. Exercise of the 2026 Convertible Note Hedge Transactions would have reduced the number of shares of the Company's common stock outstanding, and therefore would have been antidilutive.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2025	$447,971	$174,212	$622,183
Purchase accounting adjustments	(34)	(28)	(62)
Foreign currency translation	(2,711)	(285)	(2,996)
Net balance – June 30, 2026	$445,226	$173,899	$619,125
Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist.

Other Intangible Assets

Other intangible assets consisted of the following at June 30, 2026:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$540,292	$275,123	$265,169	6	to	20
Patents	81,991	51,383	30,608	3	to	20
Trade names (finite life)	108,492	39,185	69,307	3	to	20
Trade names (indefinite life)	7,432	—	7,432	Indefinite
Non-compete agreements	3,384	3,252	132	3	to	6
Other	459	238	221	2	to	12
Other intangible assets	$742,050	$369,181	$372,869
Other intangible assets consisted of the following at December 31, 2025:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$553,520	$267,043	$286,477	6	to	20
Patents	95,119	60,163	34,956	3	to	20
Trade names (finite life)	109,327	36,040	73,287	3	to	20
Trade names (indefinite life)	7,432	—	7,432	Indefinite
Non-compete agreements	4,183	4,005	178	3	to	6
Other	458	220	238	2	to	12
Other intangible assets	$770,039	$367,471	$402,568

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or net realizable value. Cost includes material, labor, and overhead. Inventories consisted of the following at:

	June 30,	December 31,
(In thousands)	2026	2025
Raw materials	$463,590	$494,701
Work in process	42,225	42,883
Finished goods	263,161	271,510
Inventories, net	$768,976	$809,094
At June 30, 2026 and December 31, 2025, the Company had recorded inventory obsolescence reserves of $81.6 million and $80.4 million, respectively.

6.    FIXED ASSETS

Fixed assets consisted of the following at:

	June 30,	December 31,
(In thousands)	2026	2025
Fixed assets, at cost	$988,955	$983,718
Less accumulated depreciation and amortization	574,180	555,687
Fixed assets, net	$414,775	$428,031

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	June 30,	December 31,
(In thousands)	2026	2025
Employee compensation and benefits	$90,396	$80,023
Accrued tariff pass-through obligation	88,792	—
Current portion of accrued warranty	47,850	44,901
Customer rebates	26,419	25,751
Other	86,047	72,578
Accrued expenses and other current liabilities	$339,504	$223,253
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

(In thousands)	2026	2025
Balance at beginning of period	$75,861	$65,485
Provision for warranty expense issued during the period	20,621	22,200
Provision for warranty expense for preexisting warranties	8,912	9,906
Warranty costs paid	(25,134)	(25,351)
Balance at end of period	80,260	72,240
Less long-term portion	(32,410)	(29,460)
Current portion of accrued warranty at end of period	$47,850	$42,780

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following at:

	June 30,	December 31,
(In thousands)	2026	2025
2030 Convertible Notes	$460,000	$460,000
2026 Convertible Notes	—	92,000
Term Loan	395,010	397,005
Revolving Credit Loan	—	—
Other	8,993	9,062
Unamortized deferred financing fees	(11,413)	(12,882)
	852,590	945,185
Less current portion	(3,658)	(3,683)
Long-term indebtedness	$848,932	$941,502

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

Borrowings under the Credit Agreement in U.S. dollars are designated from time to time by the Company to bear interest at either (i) a base rate plus an applicable margin which (a) for borrowings under the revolving credit facility, ranges from 0.25 percent to 1.00 percent depending on the Company's total net leverage ratio (0.50 percent would have been applicable at June 30, 2026 if the Company had elected base rate loans for any revolving credit facility borrowings) and (b) for Term Loans, is 1.25 percent or (ii) a term Secured Overnight Financing Rate ("SOFR") for an interest period selected by the Company plus an applicable margin, which (a) for borrowings under the revolving credit facility ranges from 1.25 percent to 2.00 percent (1.50 percent would have been applicable at June 30, 2026 if the Company had elected term benchmark loans for any revolving credit facility borrowings) depending on the Company’s total net leverage ratio and (b) for any Term Loans, is 2.25 percent. Foreign currency borrowings bear interest at an index rate available in such currencies plus the same additional interest margins applicable to term SOFR benchmark loans under the revolving credit facility based on the Company's total net leverage ratio. At June 30, 2026, the Company had $4.8 million in issued, but undrawn, standby letters of credit under the LC Facility. A commitment fee ranging from 0.175 percent to 0.275 percent (0.200 percent was applicable at June 30, 2026) depending on the Company's total net leverage ratio accrues on the actual daily amount that the revolving commitment exceeds the revolving credit exposure.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pursuant to the Credit Agreement, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain a minimum interest coverage ratio, and must comply with certain other covenants. At June 30, 2026, the Company was in compliance with all financial covenants. The maximum net leverage ratio covenant limits the amount of consolidated outstanding indebtedness that the Company may incur on a trailing twelve-month EBITDA, and there are certain other limitations on the incurrence of indebtedness under the Credit Agreement. Availability under the Company’s revolving credit facility was $595.2 million at June 30, 2026. The Company believes the availability under the revolving credit facility under the Credit Agreement, along with its cash flows from operations, are adequate to finance the Company's anticipated cash requirements for the next twelve months.

At June 30, 2026, the fair value of the Company's floating rate long-term debt under the Credit Agreement approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

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

As of June 30, 2026, the conversion rate of the 2030 Convertible Notes was 8.5745 shares of the Company’s common stock per $1,000 principal amount of the 2030 Convertible Notes. The conversion rate of the 2030 Convertible Notes is subject to further adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the 2030 Notes Indenture) or upon a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 2030 Convertible Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

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

The 2030 Convertible Notes are not registered securities nor listed on any securities exchange but may be actively traded by qualified institutional buyers. The fair value of the 2030 Convertible Notes of $504.0 million at June 30, 2026 was estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

2026 Convertible Notes

On May 13, 2021, the Company issued $460.0 million in aggregate principal amount of 2026 Convertible Notes in a private placement to certain qualified institutional buyers, resulting in net proceeds to the Company of approximately $447.8 million after deducting the initial purchasers' discounts and offering expenses paid by the Company. The 2026 Convertible Notes bore interest at a coupon rate of 1.125 percent per annum, paid semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021.

On March 14, 2025, the Company settled certain separate, privately negotiated transactions (the "2026 Convertible Note Repurchases") with certain holders of the 2026 Convertible Notes to repurchase $368.0 million aggregate principal amount of the 2026 Convertible Notes using $370.3 million of the net proceeds received from the issuance of the 2030 Convertible Notes. In connection with the 2026 Convertible Note Repurchases, the Company recorded a loss on extinguishment of debt of $6.2 million during the six months ended June 30, 2025. Concurrently with the 2026 Convertible Note Repurchases, the Company entered into agreements to terminate a proportionate amount of the 2026 Warrants and the 2026 Convertible Note Hedge Transactions, which resulted in net proceeds to the Company of $1.4 million.

On May 15, 2026, the Company paid in cash the remaining outstanding principal amount of the 2026 Convertible Notes of $92.0 million at maturity, together with accrued and unpaid interest. No shares of the Company's common stock were issued in connection with the maturity and repayment of the 2026 Convertible Notes. The remaining 2026 Convertible Note Hedge Transactions expired unexercised upon the maturity of the 2026 Convertible Notes in May 2026, and the remaining 2026 Warrants are expected to expire unexercised in August 2026.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.    LEASES

The Company leases certain manufacturing and warehouse facilities, administrative office space, semi-tractors, trailers, forklifts, and other equipment through operating leases with unrelated third parties. The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Operating lease expense	$19,001	$18,055	$38,311	$34,625
Short-term lease expense	692	739	1,440	1,573
Variable lease expense	1,727	1,027	3,103	1,943
Total lease expense	$21,420	$19,821	$42,854	$38,141

10.    COMMITMENTS AND CONTINGENCIES

Holdback Payments and Contingent Consideration

From time to time, the Company finances a portion of its business combinations with deferred acquisition payments ("holdback payments") and/or contingent earnout provisions. Holdback payments are accrued at their discounted present value. As required, the liability for contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods. Holdback payment and contingent consideration balances were not material at June 30, 2026.

Product Recalls

From time to time, the Company cooperates with, and assists its customers on, their product recalls and inquiries, and occasionally receives inquiries directly from the National Highway Traffic Safety Administration regarding reported incidents involving the Company’s products. As a result, the Company has incurred expenses associated with product recalls from time to time and may incur expenditures for future investigations or product recalls. Product recall reserves were not material at June 30, 2026.

Environmental

The Company's operations are subject to certain complex Federal, state, and local regulatory requirements governing the use, storage, handling, discharge, transport, and disposal of hazardous materials during the manufacturing processes. Although the Company believes its operations have been consistent with prevailing industry standards and are in substantial compliance with applicable environmental laws and regulations, one or more of the Company’s current or former operating sites, or adjacent sites owned by third-parties, have been affected, and may in the future be affected, by releases of hazardous materials. As a result, the Company may incur expenditures for future investigation and remediation of these sites, including in conjunction with voluntary remediation programs or third-party claims. Environmental reserves were not material at June 30, 2026.

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of June 30, 2026, would not be material to the Company's financial position or results of operations.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.    STOCKHOLDERS' EQUITY

The following table summarizes information about shares of the Company's common stock at:

	June 30,	December 31,
(In thousands)	2026	2025
Common stock authorized	75,000	75,000
Common stock issued	29,019	28,906
Treasury stock	4,707	4,707
Common stock outstanding	24,312	24,199

The table below summarizes the regular quarterly dividends declared and paid during the periods ended June 30, 2026 and December 31, 2025:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2025	$1.15	03/07/25	03/21/25	$29,352
Second Quarter 2025	1.15	05/30/25	06/13/25	29,036
Third Quarter 2025	1.15	08/29/25	09/12/25	27,827
Fourth Quarter 2025	1.15	11/28/25	12/12/25	27,828
Total 2025	$4.60			$114,043

First Quarter 2026	$1.15	03/13/26	03/27/26	$27,927
Second Quarter 2026	1.15	05/29/26	06/12/26	27,952
Total 2026	$2.30			$55,879

Amended 2018 Plan

On May 12, 2026, the Company's stockholders approved the LCI Industries Amended 2018 Omnibus Incentive Plan (as amended, the "2018 Plan"). The amended 2018 Plan increased the number of shares available for issuance under the 2018 Plan by an additional 992,898 shares and extended the term of the 2018 Plan by 10 years to May 12, 2036.

Deferred and Restricted Stock Units

The 2018 Plan provides for the grant or issuance of stock units, including those that have deferral periods, such as deferred stock units ("DSUs"), and those with time-based vesting provisions, such as restricted stock units ("RSUs"), to directors, employees, and other eligible persons. Recipients of DSUs and RSUs are entitled to receive shares at the end of a specified vesting or deferral period. Holders of DSUs and RSUs receive dividend equivalents based on dividends granted to holders of the common stock, which dividend equivalents are payable in additional DSUs and RSUs, and are subject to the same vesting criteria as the original grant. DSUs vest (i) ratably over the service period, (ii) at a specified future date, or (iii) for certain officers, based on achievement of specified performance conditions. RSUs vest (i) ratably over the service period or (ii) at a specified future date. In connection with the Company's CEO transition and the termination of employment of certain other employees in the second quarter of 2026, the vesting schedules of certain RSUs were modified or accelerated, as applicable,

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
pursuant to contractual obligations. In addition, DSUs are issued in lieu of certain cash compensation. Transactions in DSUs and RSUs under the 2018 Plan are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2025	324,450	$110.79
Issued	234	122.98
Granted	137,951	127.39
Dividend equivalents	6,277	105.97
Forfeited	(10,460)	118.22
Vested	(163,820)	113.07
Outstanding at June 30, 2026	294,632	$118.18

Performance Stock Units

The 2018 Plan provides for performance stock units ("PSUs") that vest at a specific future date based on achievement of specified performance conditions. In connection with the Company's CEO transition and the termination of employment of certain other employees in the second quarter of 2026, the vesting schedules of certain PSUs were modified pursuant to contractual obligations. Transactions in PSUs under the 2018 Plan are summarized as follows:

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2025	251,016	$114.55
Granted	53,193	133.20
Dividend equivalents	4,430	105.29
Forfeited	(168,585)	114.94
Outstanding at June 30, 2026	140,054	$121.33

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
In May 2025, the Company's Board of Directors authorized a new stock repurchase program (the "2025 Share Repurchase Program") for the purchase of up to $300.0 million of the Company's common stock over a three-year period ending on May 15, 2028. The timing of stock repurchases, and the number of shares, will depend upon market conditions and other factors. Share repurchases, if any, will be made in privately negotiated and/or open market transactions, such as in compliance with Rule 10b-18 of the Securities Act of 1934, as amended (the "Exchange Act"), and/or pursuant to a trading plan in accordance with Rule 10b5-1 of the Exchange Act, or a combination of methods. The stock repurchase program may be modified, suspended, or terminated at any time by the Board of Directors. No shares were repurchased during the six months ended June 30, 2026. As of June 30, 2026, there was $200.0 million remaining for the repurchase of shares under the 2025 Share Repurchase Program.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.    SEGMENT REPORTING

    The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

The OEM Segment, which accounted for 74 percent and 77 percent of consolidated net sales for the six months ended June 30, 2026 and 2025, respectively, manufactures and distributes a broad array of highly engineered components for the leading OEMs in the recreation and transportation markets, consisting of RVs and adjacent industries, including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing. Approximately 47 percent of the Company's OEM Segment net sales for the six months ended June 30, 2026 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 26 percent and 23 percent of consolidated net sales for the six months ended June 30, 2026 and 2025, respectively, supplies engineered components to the related aftermarket channels of the recreation and transportation markets, primarily to retail dealers, wholesale distributors, and service centers, as well as direct-to-consumer sales through online platforms. The Aftermarket Segment also includes biminis, covers, buoys, and fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, tankless water heaters, and the sale of replacement glass and awnings to fulfill insurance claims.

The Company's chief operating decision maker ("CODM") is its Interim Chief Executive Officer. The decisions concerning the allocation of the Company's resources are made by the CODM with oversight by the Board of Directors. The CODM evaluates the performance of each segment and makes decisions concerning the allocation of resources based upon segment operating profit, generally defined as income before interest expense and income taxes. Segment assets are not reviewed by the CODM and therefore are not disclosed below. Management of debt is a corporate function. The accounting policies of the OEM and Aftermarket Segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

The following tables present the Company's revenues disaggregated by segment and geography based on the billing address of the Company's customers:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$277,881	$4,468	$282,349	$437,205	$4,721	$441,926
Motorhomes	28,156	25,615	53,771	36,514	24,858	61,372
Adjacent Industries OEMs	289,204	49,469	338,673	285,949	50,312	336,261
Total OEM Segment net sales	595,241	79,552	674,793	759,668	79,891	839,559
Aftermarket Segment:
Total Aftermarket Segment net sales	265,752	28,130	293,882	243,292	24,399	267,691
Total net sales	$860,993	$107,682	$968,675	$1,002,960	$104,290	$1,107,250

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$715,216	$9,139	$724,355	$903,558	$9,562	$913,120
Motorhomes	68,925	52,684	121,609	72,703	48,277	120,980
Adjacent Industries OEMs	582,475	99,168	681,643	531,480	97,534	629,014
Total OEM Segment net sales	1,366,616	160,991	1,527,607	1,507,741	155,373	1,663,114
Aftermarket Segment:
Total Aftermarket Segment net sales	481,184	50,401	531,585	443,015	46,711	489,726
Total net sales	$1,847,800	$211,392	$2,059,192	$1,950,756	$202,084	$2,152,840
(a) Net sales to customers in the United States of America
(b) Net sales to customers domiciled in countries outside of the United States of America
Corporate expenses are allocated between the segments based upon net sales. Accretion related to contingent consideration and other non-segment items are included in the segment to which they relate. Information relating to segments follows:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(In thousands)	OEM	Aftermarket	Total	OEM	Aftermarket	Total
Net sales to external customers(1)	$674,793	$293,882	$968,675	$839,559	$267,691	$1,107,250
Cost of sales(2)	500,960	166,571	667,531	665,422	171,807	837,229
Gross profit	173,833	127,311	301,144	174,137	95,884	270,021
Selling, general and administrative expenses	129,750	75,434	205,184	122,453	59,764	182,217
Operating profit	$44,083	$51,877	$95,960	$51,684	$36,120	$87,804

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(In thousands)	OEM	Aftermarket	Total	OEM	Aftermarket	Total
Net sales to external customers(1)	$1,527,607	$531,585	$2,059,192	$1,663,114	$489,726	$2,152,840
Cost of sales(2)	1,159,349	325,034	1,484,383	1,311,902	319,168	1,631,070
Gross profit	368,258	206,551	574,809	351,212	170,558	521,770
Selling, general and administrative expenses	247,671	136,019	383,690	237,555	115,094	352,649
Operating profit	$120,587	$70,532	$191,119	$113,657	$55,464	$169,121
(1) The OEM and Aftermarket Segments included an $84.9 million and $3.9 million, respectively, reduction in net sales to external customers during each of the three and six months ended June 30, 2026, consisting of the amount of IEEPA Tariffs refunds expected to be passed through to customers. See "Tariff Refunds" in Note 2 - Summary of Significant Accounting Policies for further information.
(2) The OEM and Aftermarket Segments included an $86.4 million and $18.4 million, respectively, reduction in cost of sales during each of the three and six months ended June 30, 2026, which is the total expected amount of refunds of IEEPA Tariffs, both received and receivable. See "Tariff Refunds" in Note 2 - Summary of Significant Accounting Policies for further information.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the Company's revenue disaggregated by product:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
OEM Segment:
Chassis, chassis parts, and slide-out mechanisms	$190,836	$230,542	$428,797	$473,462
Windows and doors	217,151	225,251	452,710	454,772
Furniture and mattresses	100,192	130,909	236,949	244,089
Axles, ABS, and suspension solutions	76,770	93,918	160,686	182,528
Appliances	28,981	87,441	108,388	165,091
Other	60,863	71,498	140,077	143,172
Total OEM Segment net sales	674,793	839,559	1,527,607	1,663,114
Total Aftermarket Segment net sales	293,882	267,691	531,585	489,726
Total net sales	$968,675	$1,107,250	$2,059,192	$2,152,840

13.    MERGER

    On June 30, 2026, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Patrick Industries, Inc. ("Patrick"), Planet First Merger Sub Inc. (a direct wholly-owned subsidiary of Patrick), and Planet Second Merger Sub LLC (a direct wholly-owned subsidiary of Patrick). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of certain closing conditions, Planet First Merger Sub Inc. will merge with and into the Company (the "First Merger"), with the Company surviving as a wholly-owned subsidiary of Patrick, and immediately following the First Merger, and as part of the same overall transaction as the First Merger, the Company will merge with and into Planet Second Merger Sub LLC (the "Second Merger" and, together with the First Merger, the "Mergers"), with Planet Second Merger Sub LLC surviving as a wholly-owned subsidiary of Patrick. The Merger Agreement was unanimously approved by the boards of directors of the Company and Patrick. The Mergers are subject to certain closing conditions, including the approval by the stockholders of each company and the receipt of required regulatory approvals, and are currently expected to close in the first half of 2027. The Company currently operates, and until completion of the Mergers will continue to operate, independently of Patrick.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the First Merger, each issued and outstanding share of the Company’s common stock (excluding shares of the Company's common stock held by the Company, Patrick, or any of their respective subsidiaries immediately prior to the effective time of the First Merger) will be converted into the right to receive 1.2440 fully paid and nonassessable shares of Patrick common stock, with cash to be paid in lieu of fractional shares of Patrick common stock that holders of the Company's common stock would otherwise be entitled to receive in the First Merger. Following completion of the Mergers, holders of Patrick common stock immediately prior to the Mergers are expected to own approximately 52 percent of Patrick, and holders of the Company's common stock immediately prior to the Mergers are expected to own approximately 48 percent of Patrick.

The Merger Agreement contains customary representations, warranties, and covenants, including covenants restricting the conduct of each company's business prior to closing and provisions addressing the treatment of the Company's outstanding equity awards and employee benefits. The Merger Agreement may be terminated under certain circumstances, including by mutual consent of the Company and Patrick or if the Mergers are not consummated by March 30, 2027, subject to automatic extensions until as late as September 30, 2027 under certain conditions related to the receipt of regulatory approvals.

In connection with the Mergers, Patrick may be required to pay the Company a termination fee of $94.2 million in specified circumstances, including if the Company terminates the Merger Agreement following a change of recommendation by Patrick's board of directors, and the Company may be required to pay Patrick a termination fee equal to $94.2 million in

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
specified circumstances, including if Patrick terminates the Merger Agreement following a change of recommendation by the Company's Board of Directors, in each case subject to the terms and conditions of the Merger Agreement.

The Company has incurred, and will continue to incur, legal, accounting, consulting, employee-related and other merger-related expenses in connection with the proposed Mergers. During each of the three and six months ended June 30, 2026, merger-related expenses of approximately $14.1 million were recorded in selling, general and administrative expenses on the condensed consolidated statements of income. The Company has not recognized any merger-related expenses that are contingent upon consummation of the proposed Mergers. Excluding the merger-related expenses recorded through June 30, 2026, the condensed consolidated financial statements were prepared without consideration of the pending Mergers.

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
Our diverse portfolio of innovative and high-quality products includes:
•Chassis and Suspension Solutions: Steel chassis, axles, anti-lock braking systems ("ABS"), and suspension systems
•Furniture Solutions: Furniture for RV, marine and other markets, and mattresses
•Window and Glass Solutions: Vinyl, aluminum, and frameless windows, and windshields
•Appliance and Kitchen Solutions: Air conditioners, tankless water heaters, appliances, electronic components, televisions, and thermoformed bath and kitchen products
•Towing and Truck Accessories: Hitches, pin boxes, grill guards, towing electrical, and towing and truck accessories
•Doors, Steps, and Awnings: Entry, luggage, patio, and ramp doors, electric and manual entry steps, and awnings
•Leveling, Stabilization, and Slide-outs: Stabilizer/leveling systems (manual, electric, and hydraulic), and slide-out solutions
At June 30, 2026, we operated over 100 manufacturing facilities located throughout North America and Europe, supporting key industries such as recreational vehicles ("RVs"), transportation, marine, and housing. Our core manufacturing competencies include:

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

DEVELOPMENTS IN 2026

Agreement and Plan of Merger: On June 30, 2026, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Patrick Industries, Inc. ("Patrick"), Planet First Merger Sub Inc. (a direct wholly-owned subsidiary of Patrick), and Planet Second Merger Sub LLC (a direct wholly-owned subsidiary of Patrick). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of certain closing conditions, Planet First Merger Sub Inc. will merge with and into the Company (the "First Merger"), with the Company surviving as a wholly-owned subsidiary of Patrick, and immediately following the First Merger, and as part of the same overall transaction as the First Merger, the Company will merge with and into Planet Second Merger Sub LLC (the "Second Merger" and, together with the First Merger, the "Mergers"), with Planet Second Merger Sub LLC surviving as a wholly-owned subsidiary of Patrick. The Merger Agreement was unanimously approved by the boards of directors of the Company and Patrick. The Mergers are subject to certain closing conditions, including the approval by the stockholders of each company and the receipt of required regulatory approvals, and are currently expected to close in the first half of 2027.

Additional information regarding the Merger Agreement and the proposed Mergers is included in Note 13 of the Notes to Condensed Consolidated Financial Statements and in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on June 30, 2026.

Leadership Transition: On June 3, 2026, Jason D. Lippert retired as Chief Executive Officer of LCI Industries and resigned as a member of the Board of Directors of the Company (the “Board”). Also on June 3, 2026, Tracy D. Graham, the Chair of the Board, resigned as a member of the Board, including all committees thereof. In connection with Mr. Lippert’s retirement as Chief Executive Officer of the Company, the Board appointed Board member John A. Sirpilla to serve as Interim Chief Executive Officer, effective as of June 3, 2026. In connection with Mr. Graham’s resignation from the Board, the Board appointed Virginia L. Henkels, a current member of the Board, to serve as Chair of the Board, effective as of June 3, 2026.

Tariff Updates: In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act ("IEEPA Tariffs") were not lawful. In March 2026, the Court of International Trade (“CIT”) ordered U.S. Customs and Border Protection (“CBP”) to begin the refund process for importers subject to IEEPA Tariffs, and in April 2026, CBP established an online portal through which importers may submit refund requests. We expect to receive $119.3 million in tariff refunds, which represents the amount of IEEPA Tariffs the Company determined it paid while such tariffs were in effect from February 2025 through February 2026, and we received $94.9 million of IEEPA Tariff refunds during the three months ended June 30, 2026. We expect to pass through approximately $88.8 million of the IEEPA Tariff refunds received to certain customers. The ultimate amount and timing of any remaining refunds and related payments to customers remain subject to uncertainty, including the outcome of the U.S. government's appeal of the CIT order. See Note 2 of the Notes to Condensed Consolidated Financial Statements for the details of our accounting for IEEPA Tariff refunds, as well

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
as uncertainties related to the IEEPA Tariff refunds, and the Results of Operations discussion below for the impact of IEEPA Tariff refunds and pass-throughs on our operations by segment.

Following the U.S. Supreme Court’s ruling on the IEEPA Tariffs, in February 2026, the U.S. government imposed a 10 percent global tariff on most imported products for a 150-day period, which were subsequently invalidated by the CIT but remained in effect pending appeal. In July 2026, the U.S. government announced a new forced labor tariffs framework of 10 percent or 12.5 percent, which became effective when the temporary tariffs expired, that covers imports from 60 countries, with exemptions for, among others, products already subject to tariffs under Section 232 of the Trade Expansion Act of 1962 (such as steel and aluminum) and certain inputs used in U.S. manufacturing. Section 232 tariffs also continued to evolve, with modifications implemented in April and June 2026. Changes in U.S. trade policies, including the imposition of new or increased tariffs, may increase the cost of certain products, components, and materials we source, which could adversely affect our margins, results of operations, cash flows, and financial condition. The impact of current and potential tariff actions remains uncertain and may vary across our product portfolio. In addition, future governmental actions, regulatory interpretations, supplier responses, changes in sourcing, and other market conditions could affect the extent of any impact. While we continue to evaluate opportunities to mitigate these risks, there can be no assurance that such efforts will be successful or that additional tariffs or related cost increases will not have a material adverse effect on our business.

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
In the first six months of 2026 compared to the same period in 2025, Recreation Vehicle Industry Association ("RVIA") data shows United States wholesale shipments of travel trailer and fifth-wheel RVs, the Company's primary market, decreased 17 percent to 138,900 units. Retail demand for travel trailer and fifth-wheel RVs decreased 15 percent to 139,000 units in the first six months of 2026 compared to the same period in 2025. Retail registration data is often revised upward in subsequent months due to reporting delays.
While we track our OEM Segment RV sales against wholesale shipment statistics, the health of the RV industry is ultimately determined by retail demand. The table below highlights trends in wholesale shipments, retail sales, and dealer inventory adjustments for travel trailers and fifth-wheel RVs, as reported by Statistical Surveys, Inc. ("Statistical Surveys").

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended June 30, 2026	65,500	(20)%	86,000	(15)%	(20,500)
Quarter ended March 31, 2026	73,400	(15)%	53,000	(15)%	20,400
Quarter ended December 31, 2025	64,700	(4)%	52,200	(6)%	12,500
Quarter ended September 30, 2025	65,700	(4)%	90,700	3%	(25,000)
Twelve months ended June 30, 2026	269,300	(11)%	281,900	(8)%	(12,600)

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended June 30, 2025	81,400	(1)%	100,700	2%	(19,300)
Quarter ended March 31, 2025	86,400	18%	62,600	(4)%	23,800
Quarter ended December 31, 2024	67,700	7%	55,400	3%	12,300
Quarter ended September 30, 2024	68,500	11%	87,800	(5)%	(19,300)
Twelve months ended June 30, 2025	304,000	8%	306,500	(1)%	(2,500)

In the first six months of 2026 compared to the same period in 2025, RVIA data showed wholesale shipments of motorhome RVs increased 10 percent to 20,500 units. Retail demand for motorhome RVs decreased 10 percent to 17,700 units in the first six months of 2026 compared to the same period of 2025. The decrease in retail demand has been primarily driven by inflation and higher interest rates impacting retail consumer discretionary spending.

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

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
RESULTS OF OPERATIONS

Consolidated Highlights

•Consolidated net sales in the second quarter of 2026 were $968.7 million, a decrease of 12.5 percent, from $1,107.3 million in the same period of 2025.
◦Net sales in the second quarter of 2026 were reduced by $88.8 million due to IEEPA Tariff refunds expected to be passed through to customers.
◦In addition to the IEEPA Tariff refund pass-through, the decrease in net sales was primarily due to lower North American RV wholesale shipments, partially offset by sales price increases for targeted products and to cover higher material costs, sales from acquired businesses, growth in the automotive aftermarket, and content gains in North American RV sales driven by recent product innovations. Net sales from acquisitions completed in the twelve months ended June 30, 2026 contributed approximately $16.7 million in the second quarter of 2026.
•Consolidated cost of sales in the second quarter of 2026 was $667.5 million, a decrease of 20.3 percent, from $837.2 million in the same period of 2025; however, cost of sales for the second quarter of 2026 included a reduction of $104.8 million, which is the amount of the total expected recovery of IEEPA Tariff refunds.
•Consolidated operating profit during the second quarter of 2026 was $96.0 million, compared to $87.8 million in the same period of 2025. Operating profit margin was 9.9 percent in the second quarter of 2026 compared to 7.9 percent in the same period of 2025.
◦Operating profit in the second quarter of 2026 was $16.0 million higher due to the net benefit of the IEEPA Tariff refunds expected to be received that were previously expensed as cost of sales, partially offset by the related pass-through of IEEPA Tariffs refunds to customers.
◦In addition to the favorable net impact of the IEEPA Tariff refunds, the increase in operating profit margin was primarily due to cost improvement actions, including materials sourcing strategies, partially offset by merger-related expenses and investments in capacity and distribution to support the Aftermarket Segment.
•Net income for the second quarter of 2026 was $67.1 million, or $2.75 per diluted share, compared to net income of $57.6 million, or $2.29 per diluted share, for the same period of 2025.
•In the second quarter of 2026, a quarterly dividend of $1.15 per share was paid, aggregating to $28.0 million.
•In the second quarter of 2026, the remaining balance of the 2026 Convertible Notes was paid off at maturity with cash of $92.0 million.

OEM Segment - Second Quarter

Net sales of the OEM Segment in the second quarter of 2026 decreased by $164.8 million, compared to the same period of 2025. Net sales of components to OEMs were to the following markets for the three months ended June 30:

(In thousands)	2026	2025	Change
RV OEMs:
Travel trailers and fifth-wheels	$282,349	$441,926	(36)%
Motorhomes	53,771	61,372	(12)%
Adjacent Industries OEMs	338,673	336,261	1%
Total OEM Segment net sales	$674,793	$839,559	(20)%

According to the RVIA, industry-wide wholesale shipments for the three months ended June 30 were:

	2026	2025	Change
Travel trailers and fifth-wheels	65,500	81,400	(20)%
Motorhomes	9,800	9,300	5%

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

Content per:	2026	2025	Change
Travel trailer and fifth-wheel (1)	$5,831	$5,234	11%
Motorhome (1)	$3,852	$3,793	2%
(1) Average product content per RV in 2026 excludes the impact of IEEPA Tariff refunds expected to be passed through to customers.

Our average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by changes in selling prices for our products, product innovations, changes in unit mix, and acquisitions. For the twelve months ended June 30, 2026, travel trailer and fifth-wheel RV content increased 11.4 percent year-over-year due to sales price increases for targeted products and to cover higher material costs, an increase in RV mix toward higher content fifth-wheel units, and recent product innovations, partially offset by shipments exceeding units produced.

Our decrease in net sales to RV OEMs during the second quarter of 2026 was primarily due to a reduction for IEEPA Tariff refunds expected to be passed through to customers, a decrease in North American travel trailer and fifth-wheel shipments, and an increase in RV sales mix toward lower content single axle travel trailers, partially offset by sales price increases for targeted products and to cover higher material costs, and recent product innovations.

Our increase in net sales to OEMs in Adjacent Industries during the second quarter of 2026 was primarily due to sales from acquired businesses and higher sales to North American marine OEMs, partially offset by a reduction for IEEPA Tariff refunds expected to be passed through to customers.

Operating profit of the OEM Segment was $44.1 million in the second quarter of 2026, a decrease of $7.6 million compared to the same period of 2025. The operating profit margin of the OEM Segment increased to 6.5 percent in the second quarter of 2026, compared to 6.2 percent for the same period of 2025, and was positively impacted by:

•Increases in selling prices contractually tied to indices of select commodities, which positively impacted operating profit by $14.4 million compared to the same period in 2025.
•Increases in selling prices for targeted products and to cover increased material costs, which positively impacted operating profit by $13.4 million compared to the same period in 2025.
•Cost improvement actions, including materials sourcing strategies, which increased operating profit by $12.5 million compared to the same period in 2025.
•A favorable shift in component sales mix, which positively impacted operating profit by $10.9 million compared to the same period in 2025.
•A net positive impact of $1.5 million, resulting from a reduction to cost of sales of $86.4 million related to IEEPA Tariff refunds and a reduction to net sales of $84.9 million for IEEPA Tariff refunds expected to be passed through to customers.
Partially offset by:
•The impact of fixed costs spread over decreased production volumes, which decreased operating profit by $18.7 million related to fixed production overhead costs and $8.8 million related to fixed selling, general and administrative costs compared to the same period in 2025.
•Higher material and freight costs related to tariffs, higher steel and aluminum costs, and rising fuel costs, which negatively impacted operating profit by $23.0 million compared to the same period in 2025.
•Merger-related expenses, which negatively impacted operating profit by $10.9 million compared to the same period in 2025.
Amortization expense on intangible assets for the OEM Segment was $9.2 million in the second quarter of 2026, compared to $9.6 million in the same period of 2025. Depreciation expense on fixed assets for the OEM Segment was $12.3 million in the second quarter of 2026, compared to $12.2 million in the same period of 2025.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
OEM Segment – Year to Date

Net sales of the OEM Segment in the first six months of 2026 decreased by $135.5 million, compared to the same period of 2025. Net sales of components to OEMs were to the following markets for the six months ended June 30:

(In thousands)	2026	2025	Change
RV OEMs:
Travel trailers and fifth-wheels	$724,355	$913,120	(21)%
Motorhomes	121,609	120,980	1%
Adjacent Industries OEMs	681,643	629,014	8%
Total OEM Segment net sales	$1,527,607	$1,663,114	(8)%

According to the RVIA, industry-wide wholesale unit shipments for the six months ended June 30 were:

	2026	2025	Change
Travel trailer and fifth-wheel RVs	138,900	167,800	(17)%
Motorhomes	20,500	18,700	10%

Our decrease in net sales to RV OEMs during the first six months of 2026 was primarily driven by a 17.2 percent decrease in North American travel trailer and fifth-wheel shipments, a reduction for IEEPA Tariff refunds expected to be passed through to customers, and an increase in RV sales mix toward lower content single axle travel trailers, partially offset by sales price increases for targeted products and to cover higher material costs, a 9.6 percent increase in North American motorhome shipments, and recent product innovations.

Our increase in net sales to OEMs in Adjacent Industries during the first six months of 2026 was primarily due to sales from acquired businesses and higher sales to North American marine OEMs, partially offset by a reduction for IEEPA Tariff refunds expected to be passed through to customers.

Operating profit of the OEM Segment was $120.6 million in the first six months of 2026, an increase of $6.9 million compared to the same period of 2025. The operating profit margin of the OEM Segment increased to 7.9 percent in the first six months of 2026, compared to 6.8 percent for the same period in 2025, and was positively impacted by:
•Increases in selling prices for targeted products and to cover increased material costs, which positively impacted operating profit by $45.8 million compared to the same period in 2025.
•Increases in selling prices contractually tied to indices of select commodities, which positively impacted operating profit by $29.5 million compared to the same period in 2025.
•Cost improvement actions, including materials sourcing strategies, which increased operating profit by $26.5 million compared to the same period in 2025.
•A favorable shift in component sales mix, which positively impacted operating profit by $13.1 million compared to the same period in 2025.
•A net positive impact of $1.5 million, resulting from a reduction to cost of sales of $86.4 million related to IEEPA Tariff refunds and a reduction to net sales of $84.9 million for IEEPA Tariff refunds expected to be passed through to customers.
Partially offset by:
•Higher material and freight costs related to tariffs, higher steel and aluminum costs, and rising fuel costs, which negatively impacted operating profit by $59.3 million compared to the same period in 2025.
•The impact of fixed costs spread over decreased production volumes, which decreased operating profit by $27.8 million related to fixed production overhead costs and $12.7 million related to fixed selling, general and administrative costs compared to the same period in 2025.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
•Merger-related expenses, which negatively impacted operating profit by $10.9 million compared to the same period in 2025.
Amortization expense on intangible assets for the OEM Segment was $18.6 million in the first six months of 2026, compared to $18.8 million in the same period of 2025. Depreciation expense on fixed assets for the OEM Segment was $23.6 million in the first six months of 2026, compared to $24.5 million in the same period of 2025.

Aftermarket Segment - Second Quarter

Net sales of the Aftermarket Segment in the second quarter of 2026 increased by $26.2 million, compared to the same period of 2025. Net sales of components in the Aftermarket Segment were as follows for the three months ended June 30:

(In thousands)	2026	2025	Change
Total Aftermarket Segment net sales	$293,882	$267,691	10%

Our net sales of the Aftermarket Segment for the second quarter of 2026 increased compared to the same period in 2025, primarily driven by price increases for targeted products and to cover higher material costs, sales from acquired businesses, and increases in volume in the automotive aftermarket, partially offset by a reduction for IEEPA Tariff refunds expected to be passed through to customers.

Operating profit of the Aftermarket Segment was $51.9 million in the second quarter of 2026, an increase of $15.8 million compared to the same period of 2025. The operating profit margin of the Aftermarket Segment increased to 17.7 percent in the second quarter of 2026, compared to 13.5 percent in the same period in 2025, and was positively impacted by:
•A net positive impact of $14.5 million, resulting from a reduction to cost of sales of $18.4 million related to IEEPA Tariff refunds and a reduction to net sales of $3.9 million for IEEPA Tariff refunds expected to be passed through to customers.
•Increases in selling prices for targeted products and to cover increased material costs, which positively impacted operating profit by $11.4 million compared to the same period in 2025.
•Cost improvement actions, including materials sourcing strategies, which increased operating profit by $3.3 million compared to the same period in 2025.
Partially offset by:
•Higher material and freight costs related to tariffs, higher steel and aluminum costs, and rising fuel costs, which negatively impacted operating profit by $9.9 million compared to the same period in 2025.
•Merger-related expenses, which negatively impacted operating profit by $3.2 million compared to the same period in 2025.
•Investments in capacity and distribution to support the Aftermarket Segment, which negatively impacted operating profit by $3.1 million compared to the same period in 2025.
Amortization expense on intangible assets for the Aftermarket Segment was $4.0 million in the second quarter of 2026, compared to $3.9 million in the same period of 2025. Depreciation expense on fixed assets for the Aftermarket Segment was $5.4 million in the second quarter of 2026, compared to $4.7 million in the same period of 2025.

Aftermarket Segment – Year to Date

Net sales of the Aftermarket Segment in the first six months of 2026 increased by $41.9 million, compared to the same period of 2025. Net sales of components in the Aftermarket Segment were as follows for the six months ended June 30:

(In thousands)	2026	2025	Change
Total Aftermarket Segment net sales	$531,585	$489,726	9%

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Net sales of the Aftermarket Segment increased during the first six months of 2026, primarily driven by price increases for targeted products and to cover higher material costs, sales from acquired businesses, and increases in volume in the automotive aftermarket, partially offset by a reduction for IEEPA Tariff refunds expected to be passed through to customers.
Operating profit of the Aftermarket Segment was $70.5 million in the first six months of 2026, an increase of $15.1 million compared to the same period of 2025. The operating profit margin of the Aftermarket Segment increased to 13.3 percent in the first six months of 2026, compared to 11.3 percent in the same period in 2025, and was positively impacted by:
•Increases in selling prices for targeted products and to cover increased material costs, which positively impacted operating profit by $23.1 million compared to the same period in 2025.
•A net positive impact of $14.5 million, resulting from a reduction to cost of sales of $18.4 million related to IEEPA Tariff refunds and a reduction to net sales of $3.9 million for IEEPA Tariff refunds expected to be passed through to customers.
•Cost improvement actions, including materials sourcing strategies, which increased operating profit by $6.0 million compared to the same period in 2025.
Partially offset by:
•Higher material and freight costs related to tariffs, higher steel and aluminum costs, and rising fuel costs, which negatively impacted operating profit by $21.3 million compared to the same period in 2025.
•Investments in capacity and distribution to support the Aftermarket Segment, which negatively impacted operating profit by $8.7 million compared to the same period in 2025.
•Merger-related expenses, which negatively impacted operating profit by $3.2 million compared to the same period in 2025.
Amortization expense on intangible assets for the Aftermarket Segment was $8.1 million in the first six months of 2026, compared to $7.6 million in the same period of 2025. Depreciation expense on fixed assets for the Aftermarket Segment was $10.5 million in the first six months of 2026, compared to $9.0 million in the same period of 2025.

Interest Expense

Interest expense, net was $16.2 million for the six months ended June 30, 2026, compared to $15.7 million in the same period of 2025. The increase in net interest expense was primarily due to interest on the 2030 Convertible Notes and increased principal borrowed on our Term Loans (as defined in Note 8 of the Notes to Condensed Consolidated Financial Statements) following our refinancing in March 2025, partially offset by interest received on IEEPA Tariff refunds in the second quarter of 2026.

See Note 8 of the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

Loss on Extinguishment of Debt

In the six months ended June 30, 2025, we recorded an $8.1 million loss on extinguishment of debt, consisting of $6.2 million in connection with the repurchase of a portion of our 2026 Convertible Notes and $1.9 million related to the repayment of our previous term loan. No loss on extinguishment of debt was recorded for the six months ended June 30, 2026.

Gain on Sale of Real Estate

We sold two owned real estate locations during the second quarter of 2026 for combined net cash proceeds of $2.2 million. The sales resulted in a total net gain on the sale of real estate of $0.6 million for each of the three and six months ended June 30, 2026.

Income Taxes

The effective income tax rate for the six months ended June 30, 2026 and 2025 was 25.9 percent and 26.4 percent, respectively. The effective tax rate for the six months ended June 30, 2026 differed from the Federal statutory rate primarily due to state taxes, foreign taxes, and non-deductible expenses, partially offset by Federal and Indiana research and development credits. The decrease in the effective tax rate for the six months ended June 30, 2026 as compared to the same period in 2025 was primarily due to the recognition of excess tax benefits on stock-based compensation.

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

As of June 30, 2026, we had $216.5 million in cash and cash equivalents, and $595.2 million of availability under our revolving credit facility under the Credit Agreement. We also have the ability to request an increase to the revolving and/or incremental term loan facilities by up to an additional $371.0 million in the aggregate upon approval of the lenders providing any such increase and the satisfaction of certain other conditions. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

We believe the availability under the revolving credit facility under the Credit Agreement, along with our cash flows from operations, are adequate to finance our anticipated cash requirements for the next twelve months.

The Condensed Consolidated Statements of Cash Flows reflect the following for the six months ended June 30:

(In thousands)	2026	2025
Net cash flows provided by operating activities	$170,218	$154,937
Net cash flows used in investing activities	(23,117)	(123,350)
Net cash flows used in financing activities	(156,796)	(4,102)
Effect of exchange rate changes on cash and cash equivalents	3,592	(1,310)
Net (decrease) increase in cash and cash equivalents	$(6,103)	$26,175

Cash Flows from Operating Activities
Net cash flows provided by operating activities were $170.2 million in the first six months of 2026, compared to $154.9 million in the first six months of 2025. The change in net cash flows provided by operating activities was primarily due to an increase in net income of $23.0 million and the net change in assets and liabilities, which generated $4.3 million more cash in the first six months of 2026 compared to the same period in 2025. The primary use of cash in net assets was the increase of $140.6 million in accounts receivable due to seasonally higher sales in the first six months of 2026.
Depreciation and amortization was $60.7 million in the first six months of 2026, and is expected to be approximately $115 to $125 million for the full year 2026. Non-cash stock-based compensation expense in the first six months of 2026 was $12.3 million. Non-cash stock-based compensation expense is expected to be approximately $24 to $27 million for the full year 2026.

Cash Flows from Investing Activities
Cash flows used in investing activities of $23.1 million in the first six months of 2026 were primarily comprised of $28.4 million for capital expenditures. Cash flows used in investing activities of $123.4 million in the first six months of 2025 were primarily comprised of $98.2 million for the acquisition of businesses and $21.8 million for capital expenditures.
Our capital expenditures are primarily for replacement and growth. Over the long term, based on our historical capital expenditures, the replacement portion has averaged approximately one to two percent of net sales, while the growth portion has averaged approximately two to three percent of net sales. However, there are many factors that can impact the actual spending compared to these historical averages. We estimate full year 2026 capital expenditures of $55 to $65 million, including investments in automation and lean projects, which we expect to fund with cash flows from operations or periodic borrowings under the revolving credit facility.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Capital expenditures in the first six months of 2026 were funded by cash on hand. Capital expenditures and any acquisitions in the remainder of fiscal year 2026 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under our revolving credit facility.

Cash Flows from Financing Activities
Cash flows used in financing activities of $156.8 million in the first six months of 2026 were primarily comprised of the $92.0 million payoff of our 2026 Convertible Notes at maturity, payments of quarterly dividends of $55.9 million, cash outflows of $6.7 million related to the vesting of stock-based awards, net of shares tendered for payment of taxes, and net debt repayments of $2.2 million under our Term Loans and other borrowings.
Cash flows used in financing activities of $4.1 million in the first six months of 2025 were primarily comprised of the following:
•payments of $368.9 million for the repurchase of a portion of our 2026 Convertible Notes,
•debt repayments of $300.8 million under our revolving credit facility, Term Loan, and other borrowings,
•payments of $67.6 million for the purchase of convertible note hedge contracts,
•payments for the repurchase of common stock of $66.3 million,
•payments of quarterly dividends of $58.4 million,
•cash outflows of $4.9 million related to the vesting of stock-based awards, net of shares tendered for payment of taxes, and
•payments of debt issuance costs of $4.8 million,
Partially offset by:
•net proceeds from the issuance of our 2030 Convertible Notes of $448.5 million,
•proceeds from Term Loan borrowings of $391.0 million,
•proceeds from the issuance of warrants of $27.6 million, and
•net proceeds of $1.4 million from the termination of a portion of our 2026 Warrants and 2026 Convertible Note Hedge Transactions.
The Credit Agreement includes both financial and non-financial covenants. The covenants dictate we shall not permit our net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At June 30, 2026, we were in compliance with all financial covenants.
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
In May 2025, our Board of Directors authorized a new stock repurchase program (the "2025 Share Repurchase Program") for the purchase of up to $300.0 million of our common stock over a three-year period ending on May 15, 2028. No shares were repurchased during the six months ended June 30, 2026. As of June 30, 2026, there was $200.0 million remaining for the repurchase of shares under the 2025 Share Repurchase Program.

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

RAW MATERIALS INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by us which are made from these raw materials, are influenced by demand and other factors specific to these commodities, including tariffs for materials sourced internationally. The prices for steel and aluminum consumed in certain of our manufactured components were higher during the first six months of 2026 compared to the same period of 2025. Prices of these commodities have historically been volatile and there can be no assurances of future prices. Please see "Results of Operations" above for additional information regarding the impact of raw material costs, including related to tariffs, on our results of operations for the first six months of 2026.

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

Forward-looking statements, including, without limitation, those relating to the Company's production levels, future business prospects, net sales, expenses and income (loss), capital expenditures, tax rate, cash flow, financial condition, liquidity, covenant compliance, retail and wholesale demand, integration of acquisitions, R&D investments, commodity prices, addressable markets, industry trends, and the Mergers, whenever they occur in this Form 10-Q, are necessarily estimates reflecting the best judgment of the Company's senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, (1) the impacts of costs and availability of, and tariffs on, raw materials (particularly steel and aluminum) and other components, (2) tariff refunds and related pass through to customers, (3) future pandemics, geopolitical tensions, armed

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
conflicts, or natural disasters on the global economy and on the Company's customers, suppliers, team members, business and cash flows, (4) pricing pressures due to domestic and foreign competition, (5) seasonality and cyclicality in the industries to which we sell our products, (6) availability of credit for financing the retail and wholesale purchase of products for which we sell our components, (7) inventory levels of retail dealers and manufacturers, availability of transportation for products for which we sell our components, (8) the financial condition of our customers, (9) the financial condition of retail dealers of products for which we sell our components, (10) retention and concentration of significant customers, (11) the costs, pace of, and successful integration of acquisitions and other growth initiatives, (12) availability and costs of production facilities and labor, team member benefits, team member retention, realization and impact of expansion plans, (13) efficiency improvements and cost reductions, (14) the disruption of business resulting from natural disasters or other unforeseen events, (15) the successful entry into new markets, (16) the costs of compliance with environmental laws, laws of foreign jurisdictions in which we operate, other operational and financial risks related to conducting business internationally, and increased governmental regulation and oversight, (17) information technology performance and security, (18) the ability to protect intellectual property, (19) warranty and product liability claims or product recalls, (20) interest rates, oil and gasoline prices, and availability, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which we sell our components, (21) risks related to the pending Mergers, including (a) the risk that the cost savings and any revenue synergies from the Mergers may not be fully realized or may take longer than anticipated to be realized, (b) disruption to each party’s business as a result of the announcement and pendency of the Mergers, (c) the risk that the integration of each party’s operations will be materially delayed or will be more costly or difficult than expected or that the parties are otherwise unable to successfully integrate as a result of unexpected factors or events, (d) the failure to obtain the necessary approvals by the stockholders of the Company or Patrick, (e) the ability by each of the Company and Patrick to obtain required governmental approvals of the Mergers on the timeline expected, or at all, and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Mergers, (f) reputational risk and the reaction of each party’s customers, suppliers, employees or other business partners to the Mergers, (g) the failure of the closing conditions in the Merger Agreement to be satisfied, or any unexpected delay in closing the Mergers or the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, (h) the possibility that the Mergers may be more expensive to complete than anticipated, including as a result of unexpected factors or events, (i) risks related to management and oversight of the expanded business and operations of the combined company due to the increased size and complexity, (j) the possibility of increased scrutiny by, and/or additional regulatory requirements of, governmental authorities as a result of the Mergers or the size, scope and complexity of the combined company’s business operations, and (k) the outcome of any legal or regulatory proceedings that may be currently pending or later instituted against the Company, Patrick or the combined company before or after the Mergers, and (22) other risks and uncertainties discussed more fully under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report on Form 10-Q, and in the Company's subsequent filings with the SEC, including the Company's Quarterly Reports on Form 10-Q. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in short-term interest rates on our variable rate debt. Depending on the interest rate option selected as further described in Note 8 of the Notes to Condensed Consolidated Financial Statements, interest is charged based on an indexed rate plus an applicable margin. Assuming a hypothetical increase of 0.25 percent in the indexed interest rate (which approximates a six percent increase of the weighted-average interest rate on our borrowings as of June 30, 2026), our results of operations would not be materially affected.
We are also exposed to changes in the prices of raw materials, specifically steel and aluminum. We have, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in steel and aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. We had no outstanding derivative instruments on commodities at June 30, 2026 and December 31, 2025.
We have historically been able to obtain sales price increases to partially offset the majority of raw material cost increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases. Our tariff mitigation strategy of diversifying our supply chain, with help from our vendors and other sourcing strategies, enabled us to minimize the impact of pricing to our customers as well as support profitability in the second quarter of 2026.

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
As of the end of the period covered by this Form 10-Q, we performed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
b.Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LCI INDUSTRIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, we are subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided for in the Condensed Consolidated Balance Sheet as of June 30, 2026, would not be material to our financial position or results of operations.

ITEM 1A – RISK FACTORS

Other than the risk factors set forth below, there have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the SEC on February 26, 2026.

Risks Relating to the Mergers with Patrick

We have identified certain additional risk factors in connection with the Merger Agreement and the Mergers. These risks and the other risks associated with the Mergers will be more fully discussed in the joint proxy statement/prospectus that will be included in the registration statement on Form S-4 that Patrick intends to file with the SEC in connection with the Mergers.

The Mergers are subject to conditions, including certain conditions that are beyond our and Patrick’s control and may not be satisfied at all or on a timely basis. Failure to complete the Mergers could have material and adverse effects on us.

Completion of the Mergers is subject to a number of conditions set forth in the Merger Agreement. Some of the conditions, such as approval by our stockholders and by Patrick stockholders and certain regulatory approvals, are beyond our and Patrick’s control, which make the completion and timing of the completion of the Mergers uncertain. In addition, the Merger Agreement contains certain termination rights for both us and Patrick, which if exercised, will also result in the Mergers not being consummated. Furthermore, the governmental authorities from which the regulatory approvals are required may impose conditions on the completion of the Mergers or require changes to the terms of the Merger Agreement.
If the Mergers are not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Mergers, we would be subject to a number of risks, including the following:
•we may experience negative reactions from the financial markets, including negative effects on our stock price;
•we may experience negative reactions from our customers and vendors;
•we will have incurred substantial expenses and will be required to pay certain costs relating to the Mergers, including legal, accounting and other fees, whether or not the Mergers are completed; and
•our management team will have devoted substantial time and resources to matters relating to the Mergers, and would otherwise have devoted such time and resources to other opportunities that may have been beneficial to us, which could cause us to lag competitor advances.
In addition, if the Merger Agreement is terminated and we seek another merger or business combination, our stock price could decline, which could make it more difficult to find a party willing to offer equivalent or more attractive consideration than the consideration Patrick has agreed to provide in the Mergers.

We will be subject to business uncertainties and contractual restrictions while the Mergers are pending.

Uncertainty about the effect of the Mergers on our employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain, and motivate key personnel until the Mergers are completed and could cause customers and others that deal with us to seek to change existing business relationships with us. In addition, subject to certain exceptions, we have agreed to operate our business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect our ability to consummate the transactions contemplated by the Merger

Agreement on a timely basis without the consent of Patrick. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Mergers. Employee retention may be particularly challenging during the pendency of the Mergers, as employees may experience uncertainty about their roles with the combined company following the Mergers.

The Merger Agreement limits our and Patrick’s abilities to pursue alternatives to the Mergers and could discourage a potential competing acquiror or other strategic transaction partner from making a favorable alternative transaction proposal.

In the Merger Agreement, we and Patrick have agreed, subject to certain exceptions, not to directly or indirectly solicit competing acquisition proposals or to enter into discussions concerning, or provide confidential information in connection with, any unsolicited alternative acquisition proposals. In addition, upon termination of the Merger Agreement under certain circumstances specified therein, we or Patrick would be required to pay the other party a termination fee equal to $94.2 million. These provisions could discourage a potential acquirer or other strategic transaction partner that might have an interest in acquiring all or a significant portion of our company from considering or pursuing an alternative transaction with us or proposing such a transaction. These provisions might also result in a potential acquirer or other strategic transaction partner proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

Shareholder litigation could prevent or delay the closing of the Mergers or otherwise negatively affect our business and operations.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition or merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our and Patrick’s respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Mergers, that injunction may delay or prevent the Mergers from being completed, which may adversely affect our and Patrick’s businesses, financial positions and results of operations, as described above under “The Mergers are subject to conditions, including certain conditions that are beyond our and Patrick’s control and may not be satisfied at all or on a timely basis. Failure to complete the Mergers could have material and adverse effects on us.”

We have incurred and are expected to incur substantial costs related to the Mergers.

We have incurred and expect to incur a number of non-recurring costs associated with the Mergers. These costs include, or will include, legal, financial advisory, accounting, consulting and other advisory fees, retention, severance and employee benefit-related costs, public company filings fees and other regulatory fees, financial printing and other printing costs. Some of these costs are payable by us regardless of whether or not the Mergers are completed.

Because the market price of Patrick common stock may fluctuate, our stockholders cannot be certain of the precise value of the consideration they may receive in the Mergers.

At the time the First Merger is completed, each issued and outstanding share of our common stock (other than certain shares held by us, Patrick or any of our respective subsidiaries) will be converted into the right to receive 1.2440 shares of Patrick common stock. Because such exchange ratio is fixed (subject to adjustments in accordance with the terms of the Merger Agreement), it will not change between now and the time the First Merger is completed, regardless of whether the market price of our common stock or Patrick common stock changes, and the value of the consideration our stockholders will receive in the Mergers will depend on the market price of Patrick common stock at the time the First Merger is completed. This market value may be less or more than the value used to determine the exchange ratio stated in the Merger Agreement. The market price of our common stock and Patrick common stock have fluctuated since the date of the announcement of the parties’ entry into the Merger Agreement and will continue to fluctuate as a result of a variety of factors, including general market and economic conditions, changes in our and Patrick’s businesses, operations and prospects, and regulatory considerations. Many of these factors are outside of our and Patrick’s control. Because the market prices of our common stock and Patrick common stock will fluctuate prior to the consummation of the Mergers, our stockholders will not know, or be able to determine, the market value of shares of Patrick common stock that they will receive in the Mergers as compared to the market value of our common stock immediately prior to the Mergers.

The Merger Agreement between us and Patrick may be terminated in accordance with its terms and the Mergers may not be completed.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Mergers. Those conditions include, among other things: (i) adoption of the Merger Agreement by our stockholders, (ii) approval by Patrick stockholders of (a) the issuance of shares of Patrick common stock in connection with the First Merger and (b) an amendment to the articles of incorporation of Patrick to, among other things, increase the number of authorized shares set forth therein and (iii) receipt of required regulatory approvals. These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the Mergers may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, before or after the requisite stockholder approvals, or we or Patrick may elect to terminate the Merger Agreement in certain other circumstances.

Combining us and Patrick may be more difficult, costly or time-consuming than expected, and the combined company may fail to realize the anticipated benefits of the Mergers.

The success of the Mergers will depend, in part, on the ability to realize the anticipated synergies from combining the businesses of us and Patrick. To realize the anticipated synergies from the Mergers, we and Patrick must successfully integrate and combine businesses in a manner that permits those synergies to be realized without adversely affecting current revenues and future growth. If we and Patrick are not able to successfully achieve these objectives, the anticipated benefits of the Mergers may not be realized fully or at all or may take longer to realize than expected. In addition, the synergies of the Mergers could be less than anticipated, and integration may result in additional and unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the Mergers, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the combined company following the completion of the Mergers, which may adversely affect the value of the common stock of the combined company following the completion of the Mergers.

We and Patrick have operated and, until the completion of the Mergers, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees or the disruption of each company’s ongoing businesses. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on us during this transition period and for an undetermined period after completion of the Mergers on the combined company.

The combined company may be unable to retain our and/or Patrick personnel successfully after the Mergers are completed.

The success of the Mergers will depend in part on the combined company’s ability to retain the talent and dedication of key employees currently employed by us and Patrick. It is possible that these employees may decide not to remain with us or Patrick, as applicable, while the Mergers are pending or with the combined company after the Mergers are consummated. If we and Patrick are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, we and Patrick could face disruptions in operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the Mergers, if key employees terminate their employment, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business to suffer. We and Patrick also may not be able to locate or retain suitable replacements for any key employees who leave either company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5 - OTHER INFORMATION

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6 – EXHIBITS

a)    Exhibits as required by Item 601 of Regulation S-K:

1	2.1+	Agreement and Plan of Merger, dated June 30, 2026, by and among LCI Industries, Patrick Industries, Inc., Planet First Merger Sub Inc., and Planet Second Merger Sub LLC (incorporated by reference to Exhibit 2.1 included in the Registrant's Form 8-K filed on June 30, 2026).
2	3.1	Amended and Restated Certificate of Incorporation of LCI Industries, conformed version that includes all amendments through May 16, 2024 (incorporated by reference to Exhibit 3.3 included in the Registrant's Form 10-Q filed on August 6, 2024).
3	3.2	Amended and Restated Bylaws of LCI Industries, effective March 9, 2023 (incorporated by reference to Exhibit 3.2 included in the Registrant's Form 10-Q filed on May 9, 2023).
4	10.1	LCI Industries Amended 2018 Omnibus Incentive Plan.
5	10.2	Separation Agreement and General Release dated June 3, 2026, between Jason D. Lippert and Lippert Components, Inc. (incorporated by reference to Exhibit 10.1 included in the Registrant's Form 8-K filed on June 5, 2026).
6	10.3	Offer Letter dated June 4, 2026 between John A. Sirpilla and Lippert Components, Inc. (incorporated by reference to Exhibit 10.2 included in the Registrant's Form 8-K filed on June 5, 2026).
7	10.4	Amended and Restated Executive Employment Agreement dated June 19, 2026, between Jamie M. Schnur and Lippert Components, Inc.
8	10.5	Amended and Restated Executive Employment Agreement dated June 19, 2026, between Ryan R. Smith and Lippert Components, Inc.
9	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).
10	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).
11	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code.
12	32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code.
13	101
The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements; and (vii) information in Part II, Item 5.

14	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Certain schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. LCI Industries agrees to furnish a copy of such schedules and similar attachments to the SEC upon request.

LCI INDUSTRIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCI INDUSTRIES
Registrant

By	/s/ Lillian D. Etzkorn
Lillian D. Etzkorn
Chief Financial Officer
August 5, 2026