Form 10-Q
period 2026-09-30
LCI INDUSTRIES
filed 2026-11-05
CIK 763744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

or

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date (October 30, 2026) was 24,312,075 shares of common stock.

LCI INDUSTRIES

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(In thousands, except per share amounts)

Net sales	$992,483	$1,036,477	$3,051,675	$3,189,317
Cost of sales	728,688	783,864	2,213,071	2,414,934
Gross profit	263,795	252,613	838,604	774,383
Warehouse and transportation	59,458	49,650	176,682	153,740
Selling, general and administrative expenses	129,322	127,524	395,788	376,083
Operating profit	75,015	75,439	266,134	244,560
Interest expense, net	8,389	10,323	24,621	26,003
Loss on extinguishment of debt	—	806	—	8,859
Gain on sale of real estate	(1,681)	(19,716)	(2,235)	(19,716)
Income before income taxes	68,307	84,026	243,748	229,414
Provision for income taxes	18,220	21,533	63,573	59,848
Net income	$50,087	$62,493	$180,175	$169,566

Net income per common share:
Basic	$2.06	$2.56	$7.42	$6.79
Diluted	$2.05	$2.55	$7.39	$6.78

Weighted average common shares outstanding:
Basic	24,322	24,389	24,288	24,978
Diluted	24,417	24,466	24,376	25,004

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(In thousands)

Net income	$50,087	$62,493	$180,175	$169,566
Other comprehensive income (loss):
Net foreign currency translation adjustment	(529)	(780)	(9,427)	31,917
Total comprehensive income	$49,558	$61,713	$170,748	$201,483

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2026	2025
(In thousands, except per share amount)

ASSETS
Current assets
Cash and cash equivalents	$245,618	$222,615
Accounts receivable, net of allowances of $9,364 and $6,828 at September 30, 2026 and December 31, 2025, respectively	385,231	243,425
Inventories, net	746,726	809,094
Prepaid expenses and other current assets	68,132	74,552
Total current assets	1,445,707	1,349,686
Fixed assets, net	405,705	428,031
Goodwill	618,906	622,183
Other intangible assets, net	359,782	402,568
Operating lease right-of-use assets	268,390	272,995
Other long-term assets	101,656	100,524
Total assets	$3,200,146	$3,175,987

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term indebtedness	$3,650	$3,683
Accounts payable, trade	196,353	202,257
Current portion of operating lease obligations	46,074	44,174
Accrued expenses and other current liabilities	266,778	223,253
Total current liabilities	512,855	473,367
Long-term indebtedness	848,745	941,502
Operating lease obligations	241,190	246,047
Deferred taxes	28,002	27,495
Other long-term liabilities	111,299	126,743
Total liabilities	1,742,091	1,815,154
Stockholders' equity
Common stock, par value $.01 per share	290	289
Paid-in capital	267,047	255,118
Retained earnings	1,374,376	1,279,657
Accumulated other comprehensive income	28,255	37,682
Stockholders' equity before treasury stock	1,669,968	1,572,746
Treasury stock, at cost	(211,913)	(211,913)
Total stockholders' equity	1,458,055	1,360,833
Total liabilities and stockholders' equity	$3,200,146	$3,175,987

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$180,175	$169,566
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	89,598	90,350
Stock-based compensation expense	17,030	16,868
Loss on extinguishment of debt	—	8,859
Gain on sale of real estate	(2,235)	(19,716)
Other non-cash items	6,839	9,860
Changes in assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(144,308)	(145,752)
Inventories, net	60,987	33,176
Prepaid expenses and other assets	1,567	11,069
Accounts payable, trade	(3,360)	24,333
Accrued expenses and other liabilities	30,982	53,491
Net cash flows provided by operating activities	237,275	252,104
Cash flows from investing activities:
Capital expenditures	(41,877)	(38,071)
Acquisition of businesses	—	(102,990)
Proceeds from sale of real estate	3,681	22,674
Other investing activities	7,701	(3,249)
Net cash flows used in investing activities	(30,495)	(121,636)
Cash flows from financing activities:
Vesting of stock-based awards, net of shares tendered for payment of taxes	(6,718)	(5,242)
Repayments under revolving credit facility	—	(19,261)
Proceeds from term loan borrowings	—	391,000
Repayments under term loan and other borrowings	(3,225)	(282,535)
Proceeds from issuance of convertible notes	—	448,500
Repurchase of convertible notes	(92,000)	(368,920)
Purchases of convertible note hedge contracts	—	(67,574)
Proceeds from issuance of warrants concurrent with note hedge contracts	—	27,600
Payment of dividends	(83,838)	(86,215)
Repurchases of common stock	—	(128,571)
Other financing activities	—	(4,998)
Net cash flows used in financing activities	(185,781)	(96,216)
Effect of exchange rate changes on cash and cash equivalents	2,004	(287)
Net increase in cash and cash equivalents	23,003	33,965
Cash and cash equivalents at beginning of period	222,615	165,756
Cash and cash equivalents at end of period	$245,618	$199,721

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
(In thousands)	2026	2025
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$33,619	$28,739
Income taxes	$60,769	$33,187
Non-cash investing and financing activities:
Purchase of property and equipment in accrued expenses	$427	$302

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2024	$288	$257,486	$1,208,096	$3,232	$(82,216)	$1,386,886
Net income	—	—	49,438	—	—	49,438
Issuance of 82,153 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(4,814)	—	—	—	(4,813)
Stock-based compensation expense	—	4,933	—	—	—	4,933
Purchase of convertible note hedge contracts, net of tax	—	(51,382)	—	—	—	(51,382)
Issuance of warrants	—	27,600	—	—	—	27,600
Partial unwind of convertible note hedge and warrants	—	1,378	—	—	—	1,378
Repurchase of 308,898 shares of common stock, including excise tax	—	—	—	—	(28,404)	(28,404)
Other comprehensive income	—	—	—	10,429	—	10,429
Cash dividends ($1.15 per share)	—	—	(29,352)	—	—	(29,352)
Dividend equivalents on stock-based awards	—	655	(655)	—	—	—
Balance - March 31, 2025	$289	$235,856	$1,227,527	$13,661	$(110,620)	$1,366,713
Net income	—	—	57,635	—	—	57,635
Issuance of 14,065 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	—	(45)	—	—	—	(45)
Stock-based compensation expense	—	6,016	—	—	—	6,016
Repurchase of 424,132 shares of common stock, including excise tax	—	—	—	—	(38,451)	(38,451)
Other comprehensive income	—	—	—	22,268	—	22,268
Cash dividends ($1.15 per share)	—	—	(29,036)	—	—	(29,036)
Dividend equivalents on stock-based awards	—	663	(663)	—	—	—
Balance - June 30, 2025	$289	$242,490	$1,255,463	$35,929	$(149,071)	$1,385,100
Net income	—	—	62,493	—	—	62,493
Issuance of 5,130 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	—	(384)	—	—	—	(384)
Stock-based compensation expense	—	5,919	—	—	—	5,919
Repurchase of 633,535 shares of common stock, including excise tax	—	—	—	—	(62,843)	(62,843)
Other comprehensive loss	—	—	—	(780)	—	(780)
Cash dividends ($1.15 per share)	—	—	(27,827)	—	—	(27,827)
Dividend equivalents on stock-based awards	—	662	(662)	—	—	—
Balance - September 30, 2025	$289	$248,687	$1,289,467	$35,149	$(211,914)	$1,361,678

LCI INDUSTRIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(In thousands, except shares and per share amounts)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2025	$289	$255,118	$1,279,657	$37,682	$(211,913)	$1,360,833
Net income	—	—	62,947	—	—	62,947
Issuance of 85,540 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	1	(6,626)	—	—	—	(6,625)
Stock-based compensation expense	—	5,300	—	—	—	5,300
Other comprehensive loss	—	—	—	(7,313)	—	(7,313)
Cash dividends ($1.15 per share)	—	—	(27,927)	—	—	(27,927)
Dividend equivalents on stock-based awards	—	569	(569)	—	—	—
Balance - March 31, 2026	$290	$254,361	$1,314,108	$30,369	$(211,913)	$1,387,215
Net income	—	—	67,141	—	—	67,141
Issuance of 27,204 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes	—	(70)	—	—	—	(70)
Stock-based compensation expense	—	7,003	—	—	—	7,003
Other comprehensive loss	—	—	—	(1,585)	—	(1,585)
Cash dividends ($1.15 per share)	—	—	(27,952)	—	—	(27,952)
Dividend equivalents on stock-based awards	—	551	(551)	—	—	—
Balance - June 30, 2026	$290	$261,845	$1,352,746	$28,784	$(211,913)	$1,431,752
Net income	—	—	50,087	—	—	50,087
Issuance of 568 shares of common stock pursuant to stock-based awards, net of shares tendered for payment of taxes		(23)	—	—	—	(23)
Stock-based compensation expense	—	4,727	—	—	—	4,727
Other comprehensive loss	—	—	—	(529)	—	(529)
Cash dividends ($1.15 per share)	—	—	(27,959)	—	—	(27,959)
Dividend equivalents on stock-based awards	—	498	(498)	—	—	—
Balance - September 30, 2026	$290	$267,047	$1,374,376	$28,255	$(211,913)	$1,458,055

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

LCII, through its wholly-owned subsidiary, Lippert Components, Inc. and its subsidiaries (collectively, "Lippert Components," "LCI," or "Lippert"), is a global leader in supplying engineered components to the outdoor recreation, transportation, marine, and housing industries. In addition to serving original equipment manufacturers ("OEMs"), the Company also caters to aftermarket needs, selling through retail dealers, wholesale distributors, and service centers, as well as direct-to-consumer sales through online platforms. At September 30, 2026, the Company operated over 100 manufacturing facilities located throughout North America and Europe.

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

Tariff Refunds

In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act ("IEEPA Tariffs") were not lawful. In March 2026, the Court of International Trade ("CIT") ordered U.S. Customs and Border Protection ("CBP") to begin the refund process for importers subject to IEEPA Tariffs, and in April 2026, CBP established an online portal through which importers may submit refund requests. The Company expects to receive $119.3 million in refunds, which represents the amount of IEEPA Tariffs the Company determined it paid while such tariffs were in effect from February 2025 through February 2026.

The Company accounts for recoveries of previously incurred losses when realization is considered probable. The Company received $19.7 million and $114.6 million of IEEPA Tariff refunds during the three and nine months ended September 30, 2026, respectively. The Company also received $0.7 million and $4.4 million of related interest income during the three and nine months ended September 30, 2026, respectively, which is included in interest expense, net in the Condensed Consolidated Statement of Income. Based on the status of the refund process and information currently available, the Company determined that recovery of the remaining IEEPA Tariffs previously paid was probable and recorded a receivable of $4.7 million at September 30, 2026, which is included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet. During the nine months ended September 30, 2026, the Company recognized $104.8 million as a reduction of cost of sales, reflecting the reversal of IEEPA Tariff costs previously recognized in connection with inventory sold to customers. At September 30, 2026, the carrying value of inventory on hand includes a reduction of $4.8 million related to refunds of IEEPA Tariff costs previously recognized.

The Company expects to pass through a portion of the IEEPA Tariff refunds received to certain customers. During each of the three and nine months ended September 30, 2026, the Company passed through $57.6 million of IEEPA Tariff refunds to certain customers. At September 30, 2026, the Company recorded a liability of $31.2 million, which is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet, and reflects the remaining amount of IEEPA Tariff refunds that the Company expects to pass through to certain customers. The Company recorded a corresponding reduction to net sales of $88.8 million during the nine months ended September 30, 2026 related to the total amount of IEEPA Tariff refunds passed through or expected to be passed through to customers.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of disaggregated information about specific categories underlying certain income statement expense line items in the notes to the financial statements for both annual and interim periods. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.

3.    EARNINGS PER SHARE

The following reconciliation details the denominator used in the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Weighted average shares outstanding for basic earnings per share	24,322	24,389	24,288	24,978
Common stock equivalents pertaining to stock-based awards	95	77	88	26
Weighted average shares outstanding for diluted earnings per share	24,417	24,466	24,376	25,004

Equity instruments excluded from diluted net earnings per share calculation as the effect would have been antidilutive	287	303	282	304

2030 Convertible Notes

For the Company's 3.000 percent convertible senior notes due 2030 (the "2030 Convertible Notes") issued in March 2025, the dilutive effect is calculated using the if-converted method. The Company is required, pursuant to the indenture governing the 2030 Convertible Notes, dated March 14, 2025, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (the "2030 Notes Indenture”), to settle the principal amount of the 2030 Convertible Notes in cash and may elect to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company’s common stock, or a combination thereof. Under the if-converted method, the Company includes the number of shares required to satisfy the conversion obligation, assuming all the 2030 Convertible Notes are converted. Because the average closing price of the Company’s common stock, which is used as the basis for determining the dilutive effect on earnings per share, for each of the three and nine months ended September 30, 2026 was below the conversion price of $116.62, the associated shares were considered antidilutive.

In conjunction with the issuance of the 2030 Convertible Notes, the Company, in privately negotiated transactions with certain commercial banks (the “2030 Counterparties”), sold warrants to purchase 3.9 million shares of the Company’s common stock (the “2030 Warrants”). The 2030 Warrants have a strike price of $182.94 per share, subject to customary anti-dilution adjustments. For calculating the dilutive effect of the 2030 Warrants, the Company uses the treasury stock method, which assumes exercise of the 2030 Warrants at the beginning of the period, or at time of issuance if later, and issuance of shares of common stock upon exercise. Proceeds from the exercise of the 2030 Warrants are assumed to be used to repurchase shares of the Company’s common stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be received upon the exercise of the 2030 Warrants less the number of shares repurchased, are included in diluted shares. For each of the three and nine months ended September 30, 2026, the average share price was below the Warrant strike price of $182.94 per share, and therefore 3.9 million shares were considered antidilutive.

In connection with the issuance of the 2030 Convertible Notes, the Company entered into privately negotiated call option contracts on the Company’s common stock (the “2030 Convertible Note Hedge Transactions”) with the 2030 Counterparties. The aggregate cost to the Company of the 2030 Convertible Note Hedge Transactions was $67.6 million

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

2026 Convertible Notes

For the Company's 1.125 percent convertible senior notes due 2026 (the "2026 Convertible Notes") issued in May 2021, the dilutive effect is calculated using the if-converted method. Prior to maturity, the Company was required, pursuant to the indenture governing the 2026 Convertible Notes, dated May 13, 2021, by and between the Company and U.S. Bank National Association, as trustee (the "2026 Notes Indenture"), to settle the principal amount of the 2026 Convertible Notes in cash and could have elected to settle the remaining conversion obligation (i.e., the stock price in excess of the conversion price) in cash, shares of the Company's common stock, or a combination thereof. Under the if-converted method, the Company includes the number of shares required to satisfy the conversion obligation, assuming all the 2026 Convertible Notes had been converted. Because the average closing price of the Company's common stock, which is used as the basis for determining the dilutive effect on earnings per share, for the nine months ended September 30, 2026 was less than the adjusted conversion price of $157.01, all associated shares were antidilutive. The remaining outstanding principal balance of the 2026 Convertible Notes was paid in cash at maturity in May 2026, and no shares of the Company's common stock were issued upon maturity of the 2026 Convertible Notes.

In conjunction with the issuance of the 2026 Convertible Notes, the Company, in privately negotiated transactions with certain commercial banks (the "2026 Counterparties"), sold warrants to purchase 2.8 million shares of the Company's common stock (the "2026 Warrants"). The 2026 Warrants have a strike price of $245.41 per share, as adjusted for and subject to customary anti-dilution adjustments. For calculating the dilutive effect of the 2026 Warrants, the Company uses the treasury stock method, which assumes exercise of the 2026 Warrants at the beginning of the period, or at time of issuance if later, and issuance of shares of common stock upon exercise. Proceeds from the exercise of the 2026 Warrants are assumed to be used to repurchase shares of the Company's common stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be received upon the exercise of the 2026 Warrants less the number of shares repurchased, are included in diluted shares. Concurrently with the 2026 Convertible Note Repurchases (as defined below), we entered into agreements to terminate a proportionate amount of the 2026 Warrants, which resulted in a reduction of the number of shares of common stock underlying the 2026 Warrants to an aggregate of 0.6 million shares of common stock. The remaining 2026 Warrants expired unexercised on August 15, 2026. For each of the three and nine months ended September 30, 2026, the average share price was below the 2026 Warrant adjusted strike price of $245.41 per share, and therefore 0.6 million shares were considered antidilutive.

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

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill by reportable segment were as follows:

(In thousands)	OEM Segment	Aftermarket Segment	Total
Net balance – December 31, 2025	$447,971	$174,212	$622,183
Purchase accounting adjustments	(34)	(28)	(62)
Foreign currency translation	(2,996)	(219)	(3,215)
Net balance – September 30, 2026	$444,941	$173,965	$618,906
Goodwill represents the excess of the total consideration given in an acquisition of a business over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested at the reporting unit level for impairment annually in November, or more frequently if certain circumstances indicate a possible impairment may exist.

Other Intangible Assets

Other intangible assets consisted of the following at September 30, 2026:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$520,560	$265,276	$255,284	6	to	20
Patents	78,929	49,729	29,200	3	to	20
Trade names (finite life)	107,341	39,804	67,537	3	to	20
Trade names (indefinite life)	7,432	—	7,432	Indefinite
Non-compete agreements	3,384	3,268	116	3	to	6
Other	459	246	213	2	to	12
Other intangible assets	$718,105	$358,323	$359,782
Other intangible assets consisted of the following at December 31, 2025:

(In thousands)	Gross Cost	Accumulated Amortization	Net Balance	Estimated Useful Life in Years
Customer relationships	$553,520	$267,043	$286,477	6	to	20
Patents	95,119	60,163	34,956	3	to	20
Trade names (finite life)	109,327	36,040	73,287	3	to	20
Trade names (indefinite life)	7,432	—	7,432	Indefinite
Non-compete agreements	4,183	4,005	178	3	to	6
Other	458	220	238	2	to	12
Other intangible assets	$770,039	$367,471	$402,568

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out (FIFO) method) or net realizable value. Cost includes material, labor, and overhead. Inventories consisted of the following at:

	September 30,	December 31,
(In thousands)	2026	2025
Raw materials	$442,562	$494,701
Work in process	43,216	42,883
Finished goods	260,948	271,510
Inventories, net	$746,726	$809,094
At September 30, 2026 and December 31, 2025, the Company had recorded inventory obsolescence reserves of $82.8 million and $80.4 million, respectively.

6.    FIXED ASSETS

Fixed assets consisted of the following at:

	September 30,	December 31,
(In thousands)	2026	2025
Fixed assets, at cost	$983,743	$983,718
Less accumulated depreciation and amortization	578,038	555,687
Fixed assets, net	$405,705	$428,031

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	September 30,	December 31,
(In thousands)	2026	2025
Employee compensation and benefits	$99,431	$80,023
Accrued tariff pass-through obligation	31,157	—
Current portion of accrued warranty	47,981	44,901
Customer rebates	27,792	25,751
Other	60,417	72,578
Accrued expenses and other current liabilities	$266,778	$223,253
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

(In thousands)	2026	2025
Balance at beginning of period	$75,861	$65,485
Provision for warranty expense issued during the period	31,905	33,665
Provision for warranty expense for preexisting warranties	13,854	13,914
Warranty costs paid	(41,059)	(38,459)
Balance at end of period	80,561	74,605
Less long-term portion	(32,580)	(30,670)
Current portion of accrued warranty at end of period	$47,981	$43,935

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.    LONG-TERM INDEBTEDNESS

Long-term debt consisted of the following at:

	September 30,	December 31,
(In thousands)	2026	2025
2030 Convertible Notes	$460,000	$460,000
2026 Convertible Notes	—	92,000
Term Loan	394,013	397,005
Revolving Credit Loan	—	—
Other	9,081	9,062
Unamortized deferred financing fees	(10,699)	(12,882)
	852,395	945,185
Less current portion	(3,650)	(3,683)
Long-term indebtedness	$848,745	$941,502

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

Borrowings under the Credit Agreement in U.S. dollars are designated from time to time by the Company to bear interest at either (i) a base rate plus an applicable margin which (a) for borrowings under the revolving credit facility, ranges from 0.25 percent to 1.00 percent depending on the Company's total net leverage ratio (0.25 percent would have been applicable at September 30, 2026 if the Company had elected base rate loans for any revolving credit facility borrowings) and (b) for Term Loans, is 1.25 percent or (ii) a term Secured Overnight Financing Rate ("SOFR") for an interest period selected by the Company plus an applicable margin, which (a) for borrowings under the revolving credit facility ranges from 1.25 percent to 2.00 percent (1.25 percent would have been applicable at September 30, 2026 if the Company had elected term benchmark loans for any revolving credit facility borrowings) depending on the Company’s total net leverage ratio and (b) for any Term Loans, is 2.25 percent. Foreign currency borrowings bear interest at an index rate available in such currencies plus the same additional interest margins applicable to term SOFR benchmark loans under the revolving credit facility based on the Company's total net leverage ratio. At September 30, 2026, the Company had $4.6 million in issued, but undrawn, standby letters of credit under the LC Facility. A commitment fee ranging from 0.175 percent to 0.275 percent (0.175 percent was applicable at September 30, 2026) depending on the Company's total net leverage ratio accrues on the actual daily amount that the revolving commitment exceeds the revolving credit exposure.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pursuant to the Credit Agreement, the Company shall not permit its net leverage ratio to exceed certain limits, shall maintain a minimum interest coverage ratio, and must comply with certain other covenants. At September 30, 2026, the Company was in compliance with all financial covenants. The maximum net leverage ratio covenant limits the amount of consolidated outstanding indebtedness that the Company may incur on a trailing twelve-month EBITDA, and there are certain other limitations on the incurrence of indebtedness under the Credit Agreement. Availability under the Company’s revolving credit facility was $595.4 million at September 30, 2026. The Company believes the availability under the revolving credit facility under the Credit Agreement, along with its cash flows from operations, are adequate to finance the Company's anticipated cash requirements for the next twelve months.

At September 30, 2026, the fair value of the Company's floating rate long-term debt under the Credit Agreement approximates the carrying value, as estimated using quoted market prices and discounted future cash flows based on similar borrowing arrangements.

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

As of September 30, 2026, the conversion rate of the 2030 Convertible Notes was 8.5745 shares of the Company’s common stock per $1,000 principal amount of the 2030 Convertible Notes. The conversion rate of the 2030 Convertible Notes is subject to further adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the 2030 Notes Indenture) or upon a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 2030 Convertible Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

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

The 2030 Convertible Notes are not registered securities nor listed on any securities exchange but may be actively traded by qualified institutional buyers. The fair value of the 2030 Convertible Notes of $457.1 million at September 30, 2026 was estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

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

On March 14, 2025, the Company settled certain separate, privately negotiated transactions (the "2026 Convertible Note Repurchases") with certain holders of the 2026 Convertible Notes to repurchase $368.0 million aggregate principal amount of the 2026 Convertible Notes using $370.3 million of the net proceeds received from the issuance of the 2030 Convertible Notes. In connection with the 2026 Convertible Note Repurchases, the Company recorded a loss on extinguishment of debt of $6.2 million during the nine months ended September 30, 2025. Concurrently with the 2026 Convertible Note Repurchases, the Company entered into agreements to terminate a proportionate amount of the 2026 Warrants and the 2026 Convertible Note Hedge Transactions, which resulted in net proceeds to the Company of $1.4 million.

On May 15, 2026, the Company paid in cash the remaining outstanding principal amount of the 2026 Convertible Notes of $92.0 million at maturity, together with accrued and unpaid interest. No shares of the Company's common stock were issued in connection with the maturity and repayment of the 2026 Convertible Notes. The remaining 2026 Convertible Note Hedge Transactions expired unexercised upon the maturity of the 2026 Convertible Notes in May 2026, and the remaining 2026 Warrants began to expire in August 2026.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.    LEASES

The Company leases certain manufacturing and warehouse facilities, administrative office space, semi-tractors, trailers, forklifts, and other equipment through operating leases with unrelated third parties. The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Operating lease expense	$19,116	$17,819	$57,427	$52,444
Short-term lease expense	698	705	2,138	2,278
Variable lease expense	1,332	952	4,435	2,895
Total lease expense	$21,146	$19,476	$64,000	$57,617

10.    COMMITMENTS AND CONTINGENCIES

Holdback Payments and Contingent Consideration

From time to time, the Company finances a portion of its business combinations with deferred acquisition payments ("holdback payments") and/or contingent earnout provisions. Holdback payments are accrued at their discounted present value. As required, the liability for contingent consideration is measured at fair value quarterly, considering actual sales of the acquired products, updated sales projections, and the updated market participant weighted average cost of capital. Depending upon the weighted average costs of capital and future sales of the products which are subject to contingent consideration, the Company could record adjustments in future periods. Holdback payment and contingent consideration balances were not material at September 30, 2026.

Product Recalls

From time to time, the Company cooperates with, and assists its customers on, their product recalls and inquiries, and occasionally receives inquiries directly from the National Highway Traffic Safety Administration regarding reported incidents involving the Company’s products. As a result, the Company has incurred expenses associated with product recalls from time to time and may incur expenditures for future investigations or product recalls. Product recall reserves were not material at September 30, 2026.

Environmental

The Company's operations are subject to certain complex Federal, state, and local regulatory requirements governing the use, storage, handling, discharge, transport, and disposal of hazardous materials during the manufacturing processes. Although the Company believes its operations have been consistent with prevailing industry standards and are in substantial compliance with applicable environmental laws and regulations, one or more of the Company’s current or former operating sites, or adjacent sites owned by third-parties, have been affected, and may in the future be affected, by releases of hazardous materials. As a result, the Company may incur expenditures for future investigation and remediation of these sites, including in conjunction with voluntary remediation programs or third-party claims. Environmental reserves were not material at September 30, 2026.

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided in the Condensed Consolidated Balance Sheet as of September 30, 2026, would not be material to the Company's financial position or results of operations.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.    STOCKHOLDERS' EQUITY

The following table summarizes information about shares of the Company's common stock at:

	September 30,	December 31,
(In thousands)	2026	2025
Common stock authorized	75,000	75,000
Common stock issued	29,019	28,906
Treasury stock	4,707	4,707
Common stock outstanding	24,312	24,199

The table below summarizes the regular quarterly dividends declared and paid during the periods ended September 30, 2026 and December 31, 2025:

(In thousands, except per share data)	Per Share	Record Date	Payment Date	Total Paid
First Quarter 2025	$1.15	03/07/25	03/21/25	$29,352
Second Quarter 2025	1.15	05/30/25	06/13/25	29,036
Third Quarter 2025	1.15	08/29/25	09/12/25	27,827
Fourth Quarter 2025	1.15	11/28/25	12/12/25	27,828
Total 2025	$4.60			$114,043

First Quarter 2026	$1.15	03/13/26	03/27/26	$27,927
Second Quarter 2026	1.15	05/29/26	06/12/26	27,952
Third Quarter 2026	1.15	08/21/26	09/04/26	27,959
Total 2026	$3.45			$83,838

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

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2025	324,450	$110.79
Issued	234	122.98
Granted	141,046	126.88
Dividend equivalents	9,579	104.81
Forfeited	(13,826)	117.91
Vested	(164,626)	112.99
Outstanding at September 30, 2026	296,857	$118.11

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

	Number of Shares	Weighted Average Price
Outstanding at December 31, 2025	251,016	$114.55
Granted	53,193	133.20
Dividend equivalents	5,999	104.58
Forfeited	(168,585)	114.94
Outstanding at September 30, 2026	141,623	$121.33

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
In May 2025, the Company's Board of Directors authorized a new stock repurchase program (the "2025 Share Repurchase Program") for the purchase of up to $300.0 million of the Company's common stock over a three-year period ending on May 15, 2028. The timing of stock repurchases, and the number of shares, will depend upon market conditions and other factors. Share repurchases, if any, will be made in privately negotiated and/or open market transactions, such as in compliance with Rule 10b-18 of the Securities Act of 1934, as amended (the "Exchange Act"), and/or pursuant to a trading plan in accordance with Rule 10b5-1 of the Exchange Act, or a combination of methods. The stock repurchase program may be modified, suspended, or terminated at any time by the Board of Directors. No shares were repurchased during the nine months ended September 30, 2026. As of September 30, 2026, there was $200.0 million remaining for the repurchase of shares under the 2025 Share Repurchase Program.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.    SEGMENT REPORTING

    The Company has two reportable segments, the OEM Segment and the Aftermarket Segment. Intersegment sales are insignificant.

The OEM Segment, which accounted for 74 percent and 77 percent of consolidated net sales for the nine months ended September 30, 2026 and 2025, respectively, manufactures and distributes a broad array of highly engineered components for the leading OEMs in the recreation and transportation markets, consisting of RVs and adjacent industries, including boats; buses; trailers used to haul boats, livestock, equipment, and other cargo; trucks; trains; manufactured homes; and modular housing. Approximately 47 percent of the Company's OEM Segment net sales for the nine months ended September 30, 2026 were of components for travel trailer and fifth-wheel RVs.

The Aftermarket Segment, which accounted for 26 percent and 23 percent of consolidated net sales for the nine months ended September 30, 2026 and 2025, respectively, supplies engineered components to the related aftermarket channels of the recreation and transportation markets, primarily to retail dealers, wholesale distributors, and service centers, as well as direct-to-consumer sales through online platforms. The Aftermarket Segment also includes biminis, covers, buoys, and fenders to the marine industry, towing products, truck accessories, appliances, air conditioners, televisions, sound systems, tankless water heaters, and the sale of replacement glass and awnings to fulfill insurance claims.

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

The following tables present the Company's revenues disaggregated by segment and geography based on the billing address of the Company's customers:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$334,178	$3,674	$337,852	$408,650	$3,822	$412,472
Motorhomes	32,783	19,230	52,013	36,949	20,686	57,635
Adjacent Industries OEMs	301,544	40,876	342,420	275,216	44,700	319,916
Total OEM Segment net sales	668,505	63,780	732,285	720,815	69,208	790,023
Aftermarket Segment:
Total Aftermarket Segment net sales	237,912	22,286	260,198	225,036	21,418	246,454
Total net sales	$906,417	$86,066	$992,483	$945,851	$90,626	$1,036,477

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(In thousands)	U.S. (a)	Int’l (b)	Total	U.S. (a)	Int’l (b)	Total
OEM Segment:
RV OEMs:
Travel trailers and fifth-wheels	$1,049,394	$12,813	$1,062,207	$1,312,208	$13,384	$1,325,592
Motorhomes	101,708	71,914	173,622	109,652	68,963	178,615
Adjacent Industries OEMs	884,019	140,044	1,024,063	806,696	142,234	948,930
Total OEM Segment net sales	2,035,121	224,771	2,259,892	2,228,556	224,581	2,453,137
Aftermarket Segment:
Total Aftermarket Segment net sales	719,096	72,687	791,783	668,051	68,129	736,180
Total net sales	$2,754,217	$297,458	$3,051,675	$2,896,607	$292,710	$3,189,317
(a) Net sales to customers in the United States of America
(b) Net sales to customers domiciled in countries outside of the United States of America
Corporate expenses are allocated between the segments based upon net sales. Accretion related to contingent consideration and other non-segment items are included in the segment to which they relate. Information relating to segments follows:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(In thousands)	OEM	Aftermarket	Total	OEM	Aftermarket	Total
Net sales to external customers	$732,285	$260,198	$992,483	$790,023	$246,454	$1,036,477
Cost of sales	567,537	161,151	728,688	626,190	157,674	783,864
Gross profit	164,748	99,047	263,795	163,833	88,780	252,613
Selling, general and administrative expenses	120,631	68,149	188,780	120,263	56,911	177,174
Operating profit	$44,117	$30,898	$75,015	$43,570	$31,869	$75,439

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(In thousands)	OEM	Aftermarket	Total	OEM	Aftermarket	Total
Net sales to external customers(1)	$2,259,892	$791,783	$3,051,675	$2,453,137	$736,180	$3,189,317
Cost of sales(2)	1,726,886	486,185	2,213,071	1,938,092	476,842	2,414,934
Gross profit	533,006	305,598	838,604	515,045	259,338	774,383
Selling, general and administrative expenses	368,302	204,168	572,470	357,818	172,005	529,823
Operating profit	$164,704	$101,430	$266,134	$157,227	$87,333	$244,560
(1) The OEM and Aftermarket Segments included an $84.9 million and $3.9 million, respectively, reduction in net sales to external customers during the nine months ended September 30, 2026, consisting of the amount of IEEPA Tariff refunds passed through or expected to be passed through to customers. See "Tariff Refunds" in Note 2 - Summary of Significant Accounting Policies for further information.
(2) The OEM and Aftermarket Segments included an $86.4 million and $18.4 million, respectively, reduction in cost of sales during the nine months ended September 30, 2026, which is the total expected amount of IEEPA Tariff refunds passed through or expected to be passed through to customers. See "Tariff Refunds" in Note 2 - Summary of Significant Accounting Policies for further information.

LCI INDUSTRIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the Company's revenue disaggregated by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
OEM Segment:
Chassis, chassis parts, and slide-out mechanisms	$195,475	$215,888	$624,272	$689,350
Windows and doors	215,576	219,342	668,286	674,114
Furniture and mattresses	123,655	136,937	360,604	381,026
Axles, ABS, and suspension solutions	73,481	72,093	234,167	254,621
Appliances	60,607	75,067	168,995	240,158
Other	63,491	70,696	203,568	213,868
Total OEM Segment net sales	732,285	790,023	2,259,892	2,453,137
Total Aftermarket Segment net sales	260,198	246,454	791,783	736,180
Total net sales	$992,483	$1,036,477	$3,051,675	$3,189,317

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

The Company has incurred, and will continue to incur, legal, accounting, consulting, employee-related and other merger-related expenses in connection with the proposed Mergers. During the three and nine months ended September 30, 2026, merger-related expenses of approximately $5.1 million and $19.2 million, respectively, were recorded in selling, general and administrative expenses on the condensed consolidated statements of income. The Company has not recognized any merger-related expenses that are contingent upon consummation of the proposed Mergers. Other than the merger-related expenses recorded through September 30, 2026, the condensed consolidated financial statements were prepared without consideration of the pending Mergers.

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
Our diverse portfolio of innovative and high-quality products includes:
•Chassis and Suspension Solutions: Steel chassis, axles, anti-lock braking systems ("ABS"), and suspension systems
•Furniture Solutions: Furniture for RV, marine and other markets, and mattresses
•Window and Glass Solutions: Vinyl, aluminum, and frameless windows, and windshields
•Appliance and Kitchen Solutions: Air conditioners, tankless water heaters, appliances, electronic components, televisions, and thermoformed bath and kitchen products
•Towing and Truck Accessories: Hitches, pin boxes, grill guards, towing electrical, and towing and truck accessories
•Doors, Steps, and Awnings: Entry, luggage, patio, and ramp doors, electric and manual entry steps, and awnings
•Leveling, Stabilization, and Slide-outs: Stabilizer/leveling systems (manual, electric, and hydraulic), and slide-out solutions
At September 30, 2026, we operated over 100 manufacturing facilities located throughout North America and Europe, supporting key industries such as recreational vehicles ("RVs"), transportation, marine, and housing. Our core manufacturing competencies include:

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

Additional information regarding the Merger Agreement and the proposed Mergers is included in Note 13 of the Notes to Condensed Consolidated Financial Statements and in other filings made by the Company with the Securities and Exchange Commission (the "SEC") in connection with the proposed Mergers, including the joint proxy statement/prospectus filed by Patrick and the Company on October 19, 2026 and supplement thereto filed by Patrick and the Company on October 30, 2026.

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

Tariff Updates: In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act ("IEEPA Tariffs") were not lawful. In March 2026, the Court of International Trade ("CIT") ordered U.S. Customs and Border Protection ("CBP") to begin the refund process for importers subject to IEEPA Tariffs, and in April 2026, CBP established an online portal through which importers may submit refund requests. We expect to receive $119.3 million in tariff refunds, which represents the amount of IEEPA Tariffs the Company determined it paid while such tariffs were in effect from February 2025 through February 2026, and we received $114.6 million of IEEPA Tariff refunds during the nine months ended September 30, 2026. We expect to pass through approximately $88.8 million of the IEEPA Tariff refunds received to certain customers, of which we have paid $57.6 million of pass through payments to certain customers during the nine months ended September 30, 2026. The ultimate amount and timing of any remaining refunds and related

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
payments to customers remain subject to uncertainty, including the outcome of the U.S. government's appeal of the CIT order. See Note 2 of the Notes to Condensed Consolidated Financial Statements for the details of our accounting for IEEPA Tariff refunds, as well as uncertainties related to the IEEPA Tariff refunds, and the Results of Operations discussion below for the impact of IEEPA Tariff refunds and pass-throughs on our operations by segment.

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
In the first nine months of 2026 compared to the same period in 2025, Recreation Vehicle Industry Association ("RVIA") data shows United States wholesale shipments of travel trailer and fifth-wheel RVs, the Company's primary market, decreased 16 percent to 196,300 units. Retail demand for travel trailer and fifth-wheel RVs decreased 15 percent to 215,800 units in the first nine months of 2026 compared to the same period in 2025. Retail registration data is often revised upward in subsequent months due to reporting delays.
While we track our OEM Segment RV sales against wholesale shipment statistics, the health of the RV industry is ultimately determined by retail demand. The table below highlights trends in wholesale shipments, retail sales, and dealer inventory adjustments for travel trailers and fifth-wheel RVs, as reported by Statistical Surveys, Inc. ("Statistical Surveys").

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended September 30, 2026	57,400	(13)%	75,600	(17)%	(18,200)
Quarter ended June 30, 2026	65,500	(20)%	87,200	(13)%	(21,700)
Quarter ended March 31, 2026	73,400	(15)%	53,000	(15)%	20,400
Quarter ended December 31, 2025	64,700	(4)%	52,200	(6)%	12,500
Twelve months ended September 30, 2026	261,000	(13)%	268,000	(13)%	(7,000)

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

					Estimated
	Wholesale		Retail		Unit Impact on
	Units	Change	Units	Change	Dealer Inventories
Quarter ended September 30, 2025	65,700	(4)%	90,700	3%	(25,000)
Quarter ended June 30, 2025	81,400	(1)%	100,700	2%	(19,300)
Quarter ended March 31, 2025	86,400	18%	62,600	(4)%	23,800
Quarter ended December 31, 2024	67,700	7%	55,400	3%	12,300
Twelve months ended September 30, 2025	301,200	5%	309,400	1%	(8,200)

In the first nine months of 2026 compared to the same period in 2025, RVIA data showed wholesale shipments of motorhome RVs increased 2 percent to 28,200 units. Retail demand for motorhome RVs decreased 8 percent to 27,600 units in the first nine months of 2026 compared to the same period of 2025. The decrease in retail demand has been primarily driven by inflation and higher interest rates impacting retail consumer discretionary spending.

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

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
RESULTS OF OPERATIONS

Consolidated Highlights

•Consolidated net sales in the third quarter of 2026 were $992.5 million, a decrease of 4.2 percent, from $1,036.5 million in the same period of 2025. The decrease in net sales was primarily due to lower North American RV wholesale shipments, partially offset by increases in selling prices contractually tied to indices of select commodities, growth in the automotive aftermarket, and sales from acquired businesses. Net sales from acquisitions completed in the twelve months ended September 30, 2026 contributed approximately $5.2 million in the third quarter of 2026.
•Consolidated operating profit during the third quarter of 2026 was $75.0 million, compared to $75.4 million in the same period of 2025. Operating profit margin was 7.6 percent in the third quarter of 2026 compared to 7.3 percent in the same period of 2025. The increase in operating profit margin was primarily due to cost improvement actions, including materials sourcing strategies, partially offset by lower absorption of fixed costs due to lower sales volumes and merger-related expenses.
•Net income for the third quarter of 2026 was $50.1 million, or $2.05 per diluted share, compared to net income of $62.5 million, or $2.55 per diluted share, for the same period of 2025.
•In the third quarter of 2026, a quarterly dividend of $1.15 per share was paid, aggregating to $28.0 million.

OEM Segment - Third Quarter

Net sales of the OEM Segment in the third quarter of 2026 decreased by $57.7 million, compared to the same period of 2025. Net sales of components to OEMs were to the following markets for the three months ended September 30:

(In thousands)	2026	2025	Change
RV OEMs:
Travel trailers and fifth-wheels	$337,852	$412,472	(18)%
Motorhomes	52,013	57,635	(10)%
Adjacent Industries OEMs	342,420	319,916	7%
Total OEM Segment net sales	$732,285	$790,023	(7)%

According to the RVIA, industry-wide wholesale shipments for the three months ended September 30 were:

	2026	2025	Change
Travel trailers and fifth-wheels	57,400	65,700	(13)%
Motorhomes	7,700	8,900	(13)%

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

Content per:	2026	2025	Change
Travel trailer and fifth-wheel (1)	$5,733	$5,431	6%
Motorhome (1)	$3,873	$3,839	1%
(1) Average product content per RV in 2026 excludes the impact of IEEPA Tariff refunds expected to be passed through to customers.

Our average product content per type of RV excludes international sales and sales to the Aftermarket Segment and Adjacent Industries. Content per RV is impacted by changes in selling prices for our products, product innovations, changes in unit mix, and acquisitions. For the twelve months ended September 30, 2026, travel trailer and fifth-wheel RV content increased 6 percent year-over-year due to sales price increases for targeted products and to cover higher material costs, partially offset by shipments exceeding units produced.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Our decrease in net sales to RV OEMs during the third quarter of 2026 was primarily due to a decrease in North American travel trailer and fifth-wheel shipments, and a change in RV sales mix toward more lower content single axle travel trailers, partially offset by sales price increases contractually tied to indices of select commodities.

Our increase in net sales to OEMs in Adjacent Industries during the third quarter of 2026 was primarily due to higher sales to North American transportation, marine, and manufactured housing OEMs.

Operating profit of the OEM Segment was $44.1 million in the third quarter of 2026, an increase of $0.5 million compared to the same period of 2025. The operating profit margin of the OEM Segment increased to 6.0 percent in the third quarter of 2026, compared to 5.5 percent for the same period of 2025, and was positively impacted by:

•Increases in selling prices contractually tied to indices of select commodities, which positively impacted operating profit by $18.4 million compared to the same period in 2025.
•Cost improvement actions, including materials sourcing strategies, which increased operating profit by $15.5 million compared to the same period in 2025.
•A favorable shift in component sales mix, which positively impacted operating profit by $4.5 million compared to the same period in 2025.
Partially offset by:
•The impact of fixed costs spread over decreased production volumes, which decreased operating profit by $12.0 million related to fixed production overhead costs and $5.9 million related to fixed selling, general and administrative costs compared to the same period in 2025.
•Decreases in selling prices for certain products primarily related to changes in tariff costs, which negatively impacted operating profit by $6.5 million compared to the same period in 2025.
•Higher material and freight costs primarily related to higher steel and aluminum costs, and rising fuel costs, which negatively impacted operating profit by $6.3 million compared to the same period in 2025.
•Merger-related expenses, which negatively impacted operating profit by $4.0 million compared to the same period in 2025.

Amortization expense on intangible assets for the OEM Segment was $9.0 million in the third quarter of 2026, compared to $9.9 million in the same period of 2025. Depreciation expense on fixed assets for the OEM Segment was $10.2 million in the third quarter of 2026, compared to $12.0 million in the same period of 2025.

OEM Segment – Year to Date

Net sales of the OEM Segment in the first nine months of 2026 decreased by $193.2 million, compared to the same period of 2025. Net sales of components to OEMs were to the following markets for the nine months ended September 30:

(In thousands)	2026	2025	Change
RV OEMs:
Travel trailers and fifth-wheels	$1,062,207	$1,325,592	(20)%
Motorhomes	173,622	178,615	(3)%
Adjacent Industries OEMs	1,024,063	948,930	8%
Total OEM Segment net sales	$2,259,892	$2,453,137	(8)%

According to the RVIA, industry-wide wholesale unit shipments for the nine months ended September 30 were:

	2026	2025	Change
Travel trailer and fifth-wheel RVs	196,300	233,500	(16)%
Motorhomes	28,200	27,600	2%

Our decrease in net sales to RV OEMs during the first nine months of 2026 was primarily driven by a 16 percent decrease in North American travel trailer and fifth-wheel shipments, a reduction for IEEPA Tariff refunds passed through or

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
expected to be passed through to customers, and a change in RV sales mix toward more lower content single axle travel trailers, partially offset by sales price increases for targeted products and to cover higher material costs, and a 2 percent increase in North American motorhome shipments.

Our increase in net sales to OEMs in Adjacent Industries during the first nine months of 2026 was primarily due to sales from acquired businesses, higher sales to North American marine OEMs, and sales price increases for targeted products and to cover higher material costs, partially offset by a reduction for IEEPA Tariff refunds passed through or expected to be passed through to customers.

Operating profit of the OEM Segment was $164.7 million in the first nine months of 2026, an increase of $7.5 million compared to the same period of 2025. The operating profit margin of the OEM Segment increased to 7.3 percent in the first nine months of 2026, compared to 6.4 percent for the same period in 2025, and was positively impacted by:
•Increases in selling prices contractually tied to indices of select commodities, which positively impacted operating profit by $47.8 million compared to the same period in 2025.
•Cost improvement actions, including materials sourcing strategies, which increased operating profit by $42.9 million compared to the same period in 2025.
•Increases in selling prices for targeted products and to cover increased material costs, which positively impacted operating profit by $38.5 million compared to the same period in 2025.
•A favorable shift in component sales mix, which positively impacted operating profit by $20.7 million compared to the same period in 2025.
•A net positive impact of $1.5 million, resulting from a reduction to cost of sales of $86.4 million related to IEEPA Tariff refunds and a reduction to net sales of $84.9 million for IEEPA Tariff refunds passed through or expected to be passed through to customers.
Partially offset by:
•Higher material and freight costs related to tariffs, higher steel and aluminum costs, and rising fuel costs, which negatively impacted operating profit by $64.0 million compared to the same period in 2025.
•The impact of fixed costs spread over decreased production volumes, which decreased operating profit by $39.6 million related to fixed production overhead costs and $18.5 million related to fixed selling, general and administrative costs compared to the same period in 2025.
•Merger-related expenses, which negatively impacted operating profit by $14.9 million compared to the same period in 2025.
Amortization expense on intangible assets for the OEM Segment was $27.5 million in the first nine months of 2026, compared to $28.7 million in the same period of 2025. Depreciation expense on fixed assets for the OEM Segment was $33.7 million in the first nine months of 2026, compared to $36.5 million in the same period of 2025.

Aftermarket Segment - Third Quarter

Net sales of the Aftermarket Segment in the third quarter of 2026 increased by $13.7 million, compared to the same period of 2025. Net sales of components in the Aftermarket Segment were as follows for the three months ended September 30:

(In thousands)	2026	2025	Change
Total Aftermarket Segment net sales	$260,198	$246,454	6%

Our net sales of the Aftermarket Segment for the third quarter of 2026 increased compared to the same period in 2025, primarily driven by increases in volume in the automotive aftermarket.

Operating profit of the Aftermarket Segment was $30.9 million in the third quarter of 2026, a decrease of $1.0 million compared to the same period of 2025. The operating profit margin of the Aftermarket Segment decreased to 11.9 percent in the third quarter of 2026, compared to 12.9 percent in the same period in 2025, and was negatively impacted by:
•Higher material and freight costs related to tariffs, higher steel and aluminum costs, and rising fuel costs, which negatively impacted operating profit by $5.7 million compared to the same period in 2025.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
•Investments in capacity and distribution to support the Aftermarket Segment, which negatively impacted operating profit by $2.4 million compared to the same period in 2025.
•Restructuring costs to support growth in the automotive aftermarket, which negatively impacted operating profit by $1.7 million compared to the same period in 2025.
•Merger-related expenses, which negatively impacted operating profit by $1.2 million compared to the same period in 2025.
Partially offset by:
•The impact of fixed costs spread over increased automotive aftermarket production volumes, which increased operating profit by $2.4 million related to fixed production overhead costs and $0.7 million related to fixed selling, general and administrative costs compared to the same period in 2025.
•Cost improvement actions, including materials sourcing strategies, which increased operating profit by $2.6 million compared to the same period in 2025.
•Increases in selling prices for targeted products and to cover increased material costs, which positively impacted operating profit by $2.1 million compared to the same period in 2025.
Amortization expense on intangible assets for the Aftermarket Segment was $4.0 million in the third quarter of 2026, compared to $3.9 million in the same period of 2025. Depreciation expense on fixed assets for the Aftermarket Segment was $5.8 million in the third quarter of 2026, compared to $4.7 million in the same period of 2025.

Aftermarket Segment – Year to Date

Net sales of the Aftermarket Segment in the first nine months of 2026 increased by $55.6 million, compared to the same period of 2025. Net sales of components in the Aftermarket Segment were as follows for the nine months ended September 30:

(In thousands)	2026	2025	Change
Total Aftermarket Segment net sales	$791,783	$736,180	8%

Net sales of the Aftermarket Segment increased during the first nine months of 2026, primarily driven by price increases for targeted products and to cover higher material costs, sales from acquired businesses, and increases in volume in the automotive aftermarket, partially offset by a reduction for IEEPA Tariff refunds passed through or expected to be passed through to customers.
Operating profit of the Aftermarket Segment was $101.4 million in the first nine months of 2026, an increase of $14.1 million compared to the same period of 2025. The operating profit margin of the Aftermarket Segment increased to 12.8 percent in the first nine months of 2026, compared to 11.9 percent in the same period in 2025, and was positively impacted by:
•Increases in selling prices for targeted products and to cover increased material costs, which positively impacted operating profit by $26.9 million compared to the same period in 2025.
•A net positive impact of $14.5 million, resulting from a reduction to cost of sales of $18.4 million related to IEEPA Tariff refunds and a reduction to net sales of $3.9 million for IEEPA Tariff refunds passed through or expected to be passed through to customers.
•Cost improvement actions, including materials sourcing strategies, which increased operating profit by $8.7 million compared to the same period in 2025.
Partially offset by:
•Higher material and freight costs related to tariffs, higher steel and aluminum costs, and rising fuel costs, which negatively impacted operating profit by $28.3 million compared to the same period in 2025.
•Investments in capacity and distribution to support the Aftermarket Segment, which negatively impacted operating profit by $9.4 million compared to the same period in 2025.
•Merger-related expenses, which negatively impacted operating profit by $4.3 million compared to the same period in 2025.
•Restructuring costs to support growth in the automotive aftermarket, which negatively impacted operating profit by $2.9 million compared to the same period in 2025.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Amortization expense on intangible assets for the Aftermarket Segment was $12.1 million in the first nine months of 2026, compared to $11.5 million in the same period of 2025. Depreciation expense on fixed assets for the Aftermarket Segment was $16.3 million in the first nine months of 2026, compared to $13.7 million in the same period of 2025.

Interest Expense

Interest expense, net was $24.6 million for the nine months ended September 30, 2026, compared to $26.0 million in the same period of 2025. The decrease in net interest expense was primarily due to interest received on IEEPA Tariff refunds in the second and third quarters of 2026, partially offset by interest on the 2030 Convertible Notes and increased principal borrowed on our Term Loans (as defined in Note 8 of the Notes to Condensed Consolidated Financial Statements) following our refinancing in March 2025.

See Note 8 of the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

Loss on Extinguishment of Debt

In the nine months ended September 30, 2025, we recorded an $8.9 million loss on extinguishment of debt, consisting of $6.2 million in connection with the repurchase of a portion of our 2026 Convertible Notes, $1.9 million related to the repayment of our previous term loan, and $0.8 million related to the repricing amendment for our Term Loans. No loss on extinguishment of debt was recorded for the nine months ended September 30, 2026.

Gain on Sale of Real Estate

We sold three owned real estate locations during the nine months ended September 30, 2026 for combined net cash proceeds of $3.7 million. The sales resulted in a total net gain on the sale of real estate of $2.2 million for the nine months ended September 30, 2026. We sold two owned real estate locations during the nine months ended September 30, 2025 for combined net cash proceeds of $22.7 million. The sales resulted in a total net gain on the sale of real estate of $19.7 million for the nine months ended September 30, 2025.

Income Taxes

The effective income tax rate for each of the nine months ended September 30, 2026 and 2025 was 26.1 percent. The effective tax rate for the nine months ended September 30, 2026 remained consistent with the same period of 2025, and differed from the Federal statutory rate primarily due to state taxes, foreign taxes, and non-deductible expenses, offset by Federal and Indiana research and development credits.

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

As of September 30, 2026, we had $245.6 million in cash and cash equivalents, and $595.4 million of availability under our revolving credit facility under the Credit Agreement. We also have the ability to request an increase to the revolving and/or incremental term loan facilities by up to an additional $371.0 million in the aggregate upon approval of the lenders providing any such increase and the satisfaction of certain other conditions. See Note 8 of the Notes to Condensed Consolidated Financial Statements for a description of our credit facilities.

We believe the availability under the revolving credit facility under the Credit Agreement, along with our cash flows from operations, are adequate to finance our anticipated cash requirements for the next twelve months.

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Condensed Consolidated Statements of Cash Flows reflect the following for the nine months ended September 30:

(In thousands)	2026	2025
Net cash flows provided by operating activities	$237,275	$252,104
Net cash flows used in investing activities	(30,495)	(121,636)
Net cash flows used in financing activities	(185,781)	(96,216)
Effect of exchange rate changes on cash and cash equivalents	2,004	(287)
Net increase in cash and cash equivalents	$23,003	$33,965

Cash Flows from Operating Activities
Net cash flows provided by operating activities were $237.3 million in the first nine months of 2026, compared to $252.1 million in the first nine months of 2025. The change in net cash flows provided by operating activities was primarily due the net change in assets and liabilities, which used $30.4 million more cash in the first nine months of 2026 compared to the same period in 2025, partially offset by an increase in net income of $10.6 million. The primary use of cash in net assets was the increase of $144.3 million in accounts receivable due to seasonally higher sales in the first nine months of 2026.
Depreciation and amortization was $89.6 million in the first nine months of 2026, and is expected to be approximately $115 to $125 million for the full year 2026. Non-cash stock-based compensation expense in the first nine months of 2026 was $17.0 million. Non-cash stock-based compensation expense is expected to be approximately $22 to $25 million for the full year 2026.

Cash Flows from Investing Activities
Cash flows used in investing activities of $30.5 million in the first nine months of 2026 were primarily comprised of $41.9 million for capital expenditures. Cash flows used in investing activities of $121.6 million in the first nine months of 2025 were primarily comprised of $103.0 million for the acquisition of businesses and $38.1 million for capital expenditures, partially offset by proceeds from the sale of real estate of $22.7 million.
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
Capital expenditures in the first nine months of 2026 were funded by cash on hand. Capital expenditures and any acquisitions in the remainder of fiscal year 2026 are expected to be funded primarily from cash generated from operations, as well as periodic borrowings under our revolving credit facility.

Cash Flows from Financing Activities
Cash flows used in financing activities of $185.8 million in the first nine months of 2026 were primarily comprised of the $92.0 million payoff of our 2026 Convertible Notes at maturity, payments of quarterly dividends of $83.8 million, cash outflows of $6.7 million related to the vesting of stock-based awards, net of shares tendered for payment of taxes, and net debt repayments of $3.2 million under our Term Loans and other borrowings.
Cash flows used in financing activities of $96.2 million in the first nine months of 2025 were primarily comprised of the following:
•payments of $368.9 million for the repurchase of a portion of our 2026 Convertible Notes,
•debt repayments of $301.8 million under our revolving credit facility, Term Loan, and other borrowings,
•payments for the repurchase of common stock of $128.6 million,

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
•payments of quarterly dividends of $86.2 million,
•payments of $67.6 million for the purchase of convertible note hedge contracts, and
•cash outflows of $5.2 million related to the vesting of stock-based awards, net of shares tendered for payment of taxes,
Partially offset by:
•net proceeds from the issuance of our 2030 Convertible Notes of $448.5 million,
•proceeds from Term Loan borrowings of $391.0 million, and
•proceeds from the issuance of warrants of $27.6 million.
The Credit Agreement includes both financial and non-financial covenants. The covenants dictate we shall not permit our net leverage ratio to exceed certain limits, shall maintain a minimum debt service coverage ratio, and must meet certain other financial requirements. At September 30, 2026, we were in compliance with all financial covenants.
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
In May 2025, our Board of Directors authorized a new stock repurchase program (the "2025 Share Repurchase Program") for the purchase of up to $300.0 million of our common stock over a three-year period ending on May 15, 2028. No shares were repurchased during the nine months ended September 30, 2026. As of September 30, 2026, there was $200.0 million remaining for the repurchase of shares under the 2025 Share Repurchase Program.

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

RAW MATERIALS INFLATION

The prices of key raw materials, consisting primarily of steel and aluminum, and components used by us which are made from these raw materials, are influenced by demand and other factors specific to these commodities, including tariffs for materials sourced internationally. The prices for steel and aluminum consumed in certain of our manufactured components were higher during the first nine months of 2026 compared to the same period of 2025. Prices of these commodities have historically been volatile and there can be no assurances of future prices. Please see "Results of Operations" above for additional information regarding the impact of raw material costs, including related to tariffs, on our results of operations for the first nine months of 2026.

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

Forward-looking statements, including, without limitation, those relating to the Company's production levels, future business prospects, net sales, expenses and income (loss), capital expenditures, tax rate, cash flow, financial condition, liquidity, covenant compliance, retail and wholesale demand, integration of acquisitions, R&D investments, commodity prices, addressable markets, industry trends, and the Mergers, whenever they occur in this Form 10-Q, are necessarily estimates reflecting the best judgment of the Company's senior management at the time such statements were made. There are a number of factors, many of which are beyond the Company’s control, which could cause actual results and events to differ materially from those described in the forward-looking statements. These factors include, in addition to other matters described in this Form 10-Q, (1) the impacts of costs and availability of, and tariffs on, raw materials (particularly steel and aluminum) and other components, (2) tariff refunds and related pass through to customers, (3) future pandemics, geopolitical tensions, armed conflicts, or natural disasters on the global economy and on the Company's customers, suppliers, team members, business and cash flows, (4) pricing pressures due to domestic and foreign competition, (5) seasonality and cyclicality in the industries to which we sell our products, (6) availability of credit for financing the retail and wholesale purchase of products for which we sell our components, (7) inventory levels of retail dealers and manufacturers, availability of transportation for products for which we sell our components, (8) the financial condition of our customers, (9) the financial condition of retail dealers of products for which we sell our components, (10) retention and concentration of significant customers, (11) the costs, pace of, and successful integration of acquisitions and other growth initiatives, (12) availability and costs of production facilities and labor, team member benefits, team member retention, realization and impact of expansion plans, (13) efficiency improvements and cost reductions, (14) the disruption of business resulting from natural disasters or other unforeseen events, (15) the successful entry into new markets, (16) the costs of compliance with environmental laws, laws of foreign jurisdictions in which we operate, other operational and financial risks related to conducting business internationally, and increased governmental regulation and oversight, (17) information technology performance and security, (18) the ability to protect intellectual property, (19) warranty and product liability claims or product recalls, (20) interest rates, oil and gasoline prices, and availability, the impact of international, national and regional economic conditions and consumer confidence on the retail sale of products for which we sell our components, (21) risks related to the pending Mergers, including (a) the risk that the cost savings and any revenue synergies from the Mergers may not be fully realized or may take longer than anticipated to be realized, (b) disruption to each party’s business as a result of the announcement and pendency of the Mergers, (c) the risk that the integration of each party’s operations will be materially delayed or will be more costly or difficult than expected or that the parties are otherwise unable to successfully integrate as a result of unexpected factors or events, (d) the failure to obtain the necessary approvals by the stockholders of the Company or Patrick, (e) the ability by each of the Company and Patrick to obtain required governmental approvals of the Mergers on the timeline expected, or at all, and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Mergers, (f) reputational risk and the reaction of each party’s customers, suppliers, employees or other business partners to the Mergers, (g) the failure of the closing conditions in the Merger Agreement to be satisfied, or any unexpected delay in closing the Mergers or the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, (h) the possibility

LCI INDUSTRIES
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
that the Mergers may be more expensive to complete than anticipated, including as a result of unexpected factors or events, (i) risks related to management and oversight of the expanded business and operations of the combined company due to the increased size and complexity, (j) the possibility of increased scrutiny by, and/or additional regulatory requirements of, governmental authorities as a result of the Mergers or the size, scope and complexity of the combined company’s business operations, and (k) the outcome of any legal or regulatory proceedings that may be currently pending or later instituted against the Company, Patrick or the combined company before or after the Mergers, and (22) other risks and uncertainties discussed more fully under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report on Form 10-Q, and in the Company's subsequent filings with the SEC, including the Company's Quarterly Reports on Form 10-Q. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate. The Company disclaims any obligation or undertaking to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, except as required by law.

ITEM 3 – QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in short-term interest rates on our variable rate debt. Depending on the interest rate option selected as further described in Note 8 of the Notes to Condensed Consolidated Financial Statements, interest is charged based on an indexed rate plus an applicable margin. Assuming a hypothetical increase of 0.25 percent in the indexed interest rate (which approximates a six percent increase of the weighted-average interest rate on our borrowings as of September 30, 2026), our results of operations would not be materially affected.
We are also exposed to changes in the prices of raw materials, specifically steel and aluminum. We have, from time to time, entered into derivative instruments for the purpose of managing a portion of the exposures associated with fluctuations in steel and aluminum prices. While these derivative instruments are subject to fluctuations in value, these fluctuations are generally offset by the changes in fair value of the underlying exposures. We had no outstanding derivative instruments on commodities at September 30, 2026 and December 31, 2025.
We have historically been able to obtain sales price increases to partially offset the majority of raw material cost increases. However, there can be no assurance future cost increases, if any, can be partially or fully passed on to customers, or that the timing of such sales price increases will match raw material cost increases. Our tariff mitigation strategy of diversifying our supply chain, with help from our vendors and other sourcing strategies, enabled us to minimize the impact of pricing to our customers as well as support profitability in the third quarter of 2026.
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
As of the end of the period covered by this Form 10-Q, we performed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
b.Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LCI INDUSTRIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS
In the normal course of business, we are subject to proceedings, lawsuits, regulatory agency inquiries, and other claims. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. While these matters could materially affect operating results when resolved in future periods, management believes that, after final disposition, including anticipated insurance recoveries in certain cases, any monetary liability or financial impact to the Company beyond that provided for in the Condensed Consolidated Balance Sheet as of September 30, 2026, would not be material to our financial position or results of operations.

ITEM 1A – RISK FACTORS

Other than the risk factors set forth below, there have been no material changes to the matters discussed in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K as filed with the SEC on February 26, 2026.

Risks Relating to the Mergers with Patrick

We have identified certain additional risk factors in connection with the Merger Agreement and the Mergers. These risks and the other risks associated with the Mergers are more fully discussed in the joint proxy statement/prospectus Patrick and we filed with the SEC on October 19, 2026 in connection with the Mergers.

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

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition or merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our and Patrick’s respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Mergers, that injunction may delay or prevent the Mergers from being completed, which may adversely affect our and Patrick’s businesses, financial positions and results of operations, as described above under “The Mergers are subject to conditions, including certain conditions that are beyond our and Patrick’s control and may not be satisfied at all or on a timely basis. Failure to complete the Mergers could have material and adverse effects on us.” Although neither we nor Patrick are aware of any pending lawsuits relating to the Mergers, lawsuits arising out of or in connection with the Mergers could be filed in the future, and we and Patrick have both received demand letters from purported shareholders that allege deficiencies and/or omissions in the preliminary joint proxy statement/prospectus filed by Patrick with the SEC on September 23, 2026 or the joint proxy statement/prospectus filed by Patrick and the Company on October 19, 2026 and seek additional disclosures to remedy these purported deficiencies.

Actions taken by parties who oppose the Mergers could, among other things, negatively impact our ability to complete the Mergers or the timing thereof.

On October 22, 2026, we received an unsolicited, non-binding proposal from Monomoy Capital Partners (“Monomoy”) to acquire all of the outstanding shares of our common stock for $101.00 per share in cash (the “Monomoy Proposal”), and on October 30, 2026, we announced that our Board of Directors, in consultation with outside financial and legal advisors, unanimously determined that the Monomoy Proposal does not constitute a superior proposal and is not reasonably likely to lead to a superior proposal. At this time, we are not aware of what, if any, actions Monomoy will take to further its unsolicited proposal or more generally express its opposition to the Mergers. Any actions taken by Monomoy or other third parties who oppose the Mergers, even if ultimately unsuccessful, could negatively impact our ability to complete the Mergers or the timing thereof. Some of our stockholders may be persuaded to vote against approval of the Mergers as a result of the Monomoy Proposal or other actions that may be taken by Monomoy or other third parties who oppose the Mergers, and consequently, the required stockholder approval may not be obtained. Moreover, the review and consideration of the Monomoy Proposal (and any similar proposal that Monomoy or another party may make in the future) has been, and may continue to be, a distraction for our management and employees, and have required, and may continue to require, the expenditure of time and resources by us. The Monomoy Proposal may also result in uncertainty for our current and potential business partners, which may cause them to change their business relationship with us or otherwise disrupt our business.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5 - OTHER INFORMATION

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6 – EXHIBITS

a)    Exhibits as required by Item 601 of Regulation S-K:

1	2.1+	Agreement and Plan of Merger, dated June 30, 2026, by and among LCI Industries, Patrick Industries, Inc., Planet First Merger Sub Inc., and Planet Second Merger Sub LLC (incorporated by reference to Exhibit 2.1 included in the Registrant's Form 8-K filed on June 30, 2026).
2	3.1	Amended and Restated Certificate of Incorporation of LCI Industries, conformed version that includes all amendments through May 16, 2024 (incorporated by reference to Exhibit 3.3 included in the Registrant's Form 10-Q filed on August 6, 2024).
3	3.2	Amended and Restated Bylaws of LCI Industries, effective March 9, 2023 (incorporated by reference to Exhibit 3.2 included in the Registrant's Form 10-Q filed on May 9, 2023).
4	10.1	Amendment to Separation Agreement and General Release, dated August 25, 2026, between Jason D. Lippert and Lippert Components, Inc.
5	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a).
6	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a).
7	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code.
8	32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) and Section 1350 Chapter 63 of Title 18 of the United States Code.
9	101
The following information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders’ Equity; (vi) Notes to Condensed Consolidated Financial Statements; and (vii) information in Part II, Item 5.

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
November 5, 2026